Form 10QSB
period 1996-03-31
UNITED FIDELITY INC
filed 1996-05-15
CIK 900308

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      or

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to


           Commission file number:  0-21502


                             UNITED FIDELITY, INC.
       (Exact name of small business issuer as specified in its charter)

            Illinois                                       37-1267618
   (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification Number)

             5250 South Sixth Street, Springfield, Illinois 62703
                         (Address of principal executive offices)

                                (217) 786-4300
                              (Issuer's telephone number)


                     (Former name, former address and former fiscal year,
                                        if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X     No


The number of shares of Common Stock,  no par value per share, outstanding  as
of March 31, 1996:   220,211 .

                                       This document consists of 14 pages.

                             UNITED FIDELITY, INC.
                        QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS



                                                                          Page
                                                                        Number

            PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 1996
            and December 31, 1995 . . . . . . . . . . . . . . . . . . . . .  3

            Consolidated Statements of Operations
            for the three months ended March 31, 1996 and 1995 . . . . . . . 4

            Consolidated Statements of Cash Flows for
            the three months ended March 31, 1996 and 1995 . . . . . . . . . 5

            Notes to Consolidated Financial Statements . . . . . . . . . . . 6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . .  9


            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  13

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . .  13

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  13

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . .  13

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  13


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

United Fidelity, Inc. and Subsidiary

Consolidated Balance Sheets


                                                March 31          December 31
                                                   1996               1995
Assets
   Cash and cash equivalents                    $  199,941        $  289,677
   Equity securities at market                       1,125             1,125
     (cost $1,125)
   Mortgage origination fees receivable              62,616           87,036
   Receivables for mortgage loans                2,289,856         5,335,668
   Loans held for sale                           2,301,879           866,636
   Notes receivable                                300,000           300,000
   Other receivables                               139,882           105,491
   Furniture, fixtures and equipment, net of
     accumulated depreciation of $ 396,655
     and $ 384,239, respectively                   103,822           116,838
      Total assets                              $5,399,121        $7,102,471

Liabilities
   Accounts payable                             $   43,209        $   47,910
   Line of credit                                4,339,197         6,020,000
   Notes payable                                     8,386             9,250
   Other liabilities                                85,638           112,699
      Total liabilities                          4,476,430         6,189,859

   Minority interest                               704,307           701,285

Shareholders' Equity
  Class A 9% noncumulative, convertible and callable
    preferred stock, $ 15 par value, 700,000 shares
    authorized,  220,211 issued  and outstanding
    in 1996 and 1995                            3,303,165          3,303,165
  Common stock, no par value, $.20 stated value,
    10,000,000 shares authorized,  220,211 issued
    and outstanding in 1996 and 1995               44,042             44,042
  Additional paid-in capital                    2,452,970          2,452,970

  Accumulated deficit                           (5,581,793)       (5,588,850)
      Total shareholders' equity                   218,384           211,327

      Total liabilities and
         shareholders' equity                   $5,399,121        $7,102,471


See accompanying notes to consolidated financial statements.


United Fidelity, Inc.
 and Subsidiary

Consolidated Statements of Operations
                                                       Quarter Ended
                                                   March 31         March 31
                                                     1996             1995

Revenue :
    Mortgage origination income                 $    455,448      $    257,250
    Loan fees                                         68,277            63,416
    Interest earned                                   71,945            48,324
    Interest charges                                 (99,470)          (48,207)
    Other income                                       8,050             6,469
                                                     504,250           327,252

Expenses:
    Mortgage loan commissions and fees               141,191           115,006
    Employee compensation and benefits               148,324           284,305
    Loan costs                                        70,337            70,152
    Depreciation and amortization                     12,754            21,899
    Other general and administrative                 109,298           193,429
                                                     481,904           684,791


Income (loss) before income tax provision             22,346          (357,539)

Income tax provision                                       -                 -
Minority interest in gain                            (15,289)                -

Net income (loss)                               $      7,057      $   (357,539)




Weighted average common
  shares outstanding                                 220,211         1,994,211

Net income (loss) per common share              $       0.03      $     (0.18)




See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Consolidated Statements of Cash Flows



                                                   Three Months Ended
                                                  March 31          March 31
                                                    1996              1995

Cash Flows From Operating Activities
  Net income (loss)                             $     7,057       $    (357,539)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                   12,754              21,899
     Minority interest in gain                        3,022                   -
     Loss on sale of equipment                           62                   -
     Changes in assets and liabilities:
     (Increase) decrease in origination
        fees receivable                              24,420             (31,264)
     (Increase) decrease in receivable
        for mortgage loans sold                   3,045,812            (882,377)
     (Increase) decrease in loans held for sale  (1,435,243)            159,793
     (Increase) decrease in other receivables       (34,391)            (23,850)
     Increase (decrease) in accounts
        payable - other                              (4,701)             17,350
     Increase (decrease) in line of credit       (1,680,803)            821,428
     Increase (decrease) in other liabilities       (27,061)               (177)

Net cash used in operating activities               (89,072)           (274,737)

Cash Flows From Investing Activities
 Proceeds from sale of equity securities                  -               2,124
 Proceeds from sale of furniture and equipment          200                   -

Net cash provided by investing activities               200               2,124

Cash Flows From Financing Activities
 Payments on note payable                              (864)                  -
 Increase in accounts payable - affiliate                 -               9,673

Net cash provided by (used in) financing activities    (864)              9,673

Net decrease in cash                                (89,736)           (262,940)

Cash and cash equivalents at beginning of period    289,677             449,188

Cash and cash equivalents at end of period      $   199,941       $     186,248



Supplemental disclosure of cash flow information:
    Taxes paid during the period                $         -       $           -
    Interest paid during the period             $    99,470       $      49,928

See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Notes to Consolidated Financial Statements



NOTE 1.  BASIS OF PRESENTATION

      The  accompanying unaudited  consolidated  financial statements  have been prepared by United Fidelity, Inc. ("Fidelity" or the "Company") and include the accounts of its 71% owned subsidiary, First Fidelity Mortgage Company ("FFMC"). These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations.  These interim consolidated  financial
statements  should  be  read  in  conjunction  with  the   Company's  audited
consolidated financial statements  for the years  ended December 31,  1995 and
1994.   The results  of operations for the  three month periods ended March 31,
1996  and 1995, are not necessarily indicative of the results for the full year.



NOTE 2.  RECLASSIFICATIONS

      Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.



NOTE 3.  SHAREHOLDERS' EQUITY

      During the first three months of 1996, Shareholders' Equity increased as a result of the Company's net gain of $7,057.



NOTE 4.  INCOME PER SHARE

      Net  gain per  share  was calculated  by  dividing net  gain  by the
average  number of  shares outstanding  for the period.   The convertible
preferred stock was not considered as a common stock equivalent in the calculation as its effect would be antidilutive.

United Fidelity, Inc. and Subsidiary

NOTE 5.  COMMITMENTS AND CONTINGENCIES

      In connection with mortgage servicing activities, related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $5,687 and $28,123 at March 31, 1996 and December 31, 1995, respectively. These funds are segregated in special bank accounts and are excluded from the assets and liabilities of the Company.

      At  March  31,  1996,  and  December  31,  1995, the  Company  had
$2,289,856  and  $5,335,668, respectively,  in  outstanding  accounts
receivable  from  various  mortgage investors.    This amount represents loans
which the Company closed, funded and sold, but for which the Company has not yet received reimbursement from a permanent investor. In general, the time span between the date of funding by the Company and the receipt of funds from the investor does not exceed 30 days.

      Collection of the Company's receivables is dependent on the purchasing ability of its permanent investors. None of the investors has ever defaulted on a payment commitment.

      The Company's primary business activity is the origination, closing, selling and servicing of real estate mortgage loans on one-to-four family residential property located in Northern and Central Illinois. The volume of business is, accordingly, directly dependent on economic conditions in those areas and the financial well-being and creditworthiness of borrowers.



NOTE 6.  BORROWING ARRANGEMENTS

      FFMC has a Mortgage Loan Repurchase Agreement with a lender on an individual loan basis. The lender requires one hundred percent participation
in the  loans it  funds.   There are  no covenant restrictions with this
agreement.  The fees for  this agreement are $50 per loan  with interest being
prime plus one percent.   FFMC began utilizing the agreement in  June 1995.
The interest incurred on these funds as of March 31, 1996 and 1995 was $89,542 and $0 and the related fees totaled $9,250 and $0, respectively.

United Fidelity, Inc. and Subsidiary

NOTE 6.  BORROWING ARRANGEMENTS (Continued)

      FFMC had a "Master Participation Agreement" with a lender on an individual loan basis. The lender required one hundred percent
participation in the  loan it  funds.   There were  no covenant restrictions
with this agreement. The fees for this agreement were $100 per loan with interest being prime plus one half of a percent. FFMC discontinued use of this line of credit in 1995.



NOTE 7.  INCOME TAXES

      The Company files separate federal income tax returns for itself and its 71% owned subsidiary. No provisions for income taxes have been reflected in the statements of operations due to net operating loss carryforward in excess of current period earnings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Set forth below is management's discussion and analysis of the significant items in the balance sheets, statements of operations and statements of cash flows for the three months ended March 31, 1996 and 1995. The primary purpose of management's discussion and analysis is to enhance the reader's understanding of the Company's operations as reflected in its financial statements. This information should be read in conjunction with the consolidated financial statements and notes thereto on pages 3 through 8.



FINANCIAL CONDITION

      The size of the Company's balance sheet is influenced by how much has been borrowed from warehouse lenders to fund loans.

      The Company utilizes its lines of credit to borrow money to fund loan closings then repays these monies as funds are received from final investors. The timing of the loan closings and the receipt of funds from the final investors materially impacts the balance sheet.

      The financial condition of the Company stabilized in 1995 and began improving in 1996. The year end 1994 audit opinion expressed a condition of going concern, whereas, improvements in financial condition resulted in a year end 1995 audit opinion with no going concern or other qualifying expression.


Three Months Ended March 31, 1996, Compared to Year Ended December 31, 1995


(a)   Assets

      Cash and cash equivalents decreased as the Company utilized cash to reduce payables existing at the end of the fourth quarter. Receivables for both mortgage loans sold and mortgage origination fees decreased due to the timing of loan closings and the availability of loans held for sale. This
is reflected in the  significant increase in loans held for sale.   The Company
was holding more loans at the end of the first quarter of 1996 than the fourth quarter of 1995.

      At March 31, 1996, the Company holds a $300,000 note receivable. The note originated as partial payment of proceeds to FFMC from United Trust, Inc. for preferred and common stock issued by FFMC in the May 1995 restructure. Interest is received quarterly.


(b)   Liabilities

      The line of credit liability decreased as the Company had fewer loans funded from its lender pending receipts from final investors.

(c)   Shareholders' Equity

      During the first three months of 1996, Shareholders' Equity increased slightly from operating income of $7,057.



Results of Operations

      The Company's principal source of revenue is mortgage origination income, which is directly related to the dollar amount of mortgage loans
 sold.   Mortgage origination  income is  comprised primarily of points that borrowers pay at loan closings, premium paid by or discount paid to permanent investors when they purchase a loan and service release fees paid by investors to purchase loan servicing.




Three Months Ended March 31, 1996, Compared to Three Months Ended March 31, 1995

      A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


          ACTIVITY FOR                    MARCH 31,      MARCH 31,
       THREE MONTHS ENDED                   1996              1995

      Loans sold                          $26,416,945   $12,307,827
      Number of loans sold                        237           149
      Mortgage origination income         $   455,448   $   257,250
      Loan offices                                  3             5
      Loan originators                             13            29
      Other personnel                              17            23


      The Company reported a net gain of $7,057 at March 31, 1996 compared to a net loss of ($357,529) for the same period one year ago.

      The Company has materially changed its operations in the twelve month period from March 31, 1995 to March 31, 1996. During the second quarter of 1995, the Company and its subsidiary went through a restructure to eliminate unprofitable branches, reduce operating expenses and provide additional capitalization and cash to enable FFMC to meet its financial obligations. Operating expenses were reduced by reducing employment contracts, eliminating salaries for loan officers, streamlining workflows and renegotiating lease agreements.

      The Company sold approximately 88  more loans with the total dollar
volume  of $14,109,118, than the  previous year.   The increase in  loan
volume is reflected in the increase in gross revenue of $176,998 or 54%. This increase can be attributed entirely to the increase in mortgage origination income.

      Interest charges exceeded interest earned during the first quarter of 1996. This is the result of the interest rate on the line of credit exceeding interest earned on mortgage loans originated. Both interest amounts significantly exceed first quarter 1995 as a result of the substantial increase in closed loan volumes over the prior year.

      Total expenses decreased 30%  from the prior year.   The reduction in
employee compensation and benefits expense can be attributed to two factors. First, the number of employees decreased 42% from the same period last year. Also, guaranteed minimum salaries for loan originators has been
discontinued.   Loan originators receiving  a draw  against future production
has been  significantly limited.   Draws against  future production are
utilized as a way of providing new loan officers a source of income while they establish themselves and begin to generate loan production. Mortgage loan commissions and fees increased $26,185 resulting from increased mortgage originations.

      Other general and administrative expenses decreased 43% from the comparable period of the prior year. Branch offices determined to be unprofitable were closed during 1995. Remaining leases on the closed branches were negotiated for a final settlement thus eliminating future costs and liability. Leases on existing office space were renegotiated, resulting in lower monthly rents.



LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1996, Compared to Three Months Ended March 31, 1995

(a)   Operating Activities

      Consolidated operating activities produced negative cash flows of more than $89,000 during the first quarter of 1996. The use of cash was caused by the reduction in the balance of the Company's line of credit while the loans held for sale increased $1,400,000. Loans held for sale are affected by the volume of loans closed, the timing of these closings and the processing time necessary to send the loans to the final investor.

      Consolidated  operating  activities produced  negative cash  flows during
 1995.   Approximately $357,000 was needed to fund the Company's loss for the first three months. The overall use of cash is less than the $357,000 used to fund the loss because the increase in mortgage loan related receivables was less than the increase in payables for warehouse borrowings as the loans held for sale balance declined from December 31, 1994.

(b)   Financing Activities

      There have been no significant financing activities during the first quarter of 1996 or 1995.



(c)   Future Outlook

      The Company continues to implement procedures to help the mortgage company stop the losses and drain on cash that occurred in 1994 and early
1995.  Results for the three months ended March 31, 1996 show  a gain of
$7,057  in 1996 compared  to a loss  of $(357,539) in 1995.   This gain  was
 the first quarterly profit since the inception of the Company.   Loan
production increased more than $14,000,000 over the same period last year.
In April 1996, the Company took additional steps  to reduce costs and lower
the breakeven  point of  operations.   These  steps  primarily included
salary reductions and workflow restructurings resulting in a reduction of personnel needed. Management continues to closely monitor the mortgage company activity and make changes and adjustments where deemed appropriate.

The mortgage banking business is highly competitive. FFMC competes with a large number of other mortgage bankers, state and national banks, thrift
institutions,  credit  unions  and  insurance companies.   Mortgage bankers
compete primarily with respect to price and service. Competition may also occur on mortgage terms and closing costs. FFMC competes, in part, by maintaining and expanding its close relationships with real estate brokers, builders, developers and permanent lenders. Many competitors have financial resources that are substantially greater than those of FFMC. The future profitability of FFMC is dependent on its ability to compete with these organizations.

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

            Neither the Company nor any of its principals are presently engaged in any material pending litigation which might have an adverse impact on its financial position.

Item 2.     Changes in Securities.

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matter to a Vote of Security Holders.

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            The Company incorporates herein by reference those exhibits previously filed by the Company with the Securities and Exchange Commission in the Company's Registration of Securities on Form 10-SB, Form 10-KSB, and Forms 10QSB, File No. 0-21502.

      (b)   Reports on Form 8-K

            None.

                                              SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNITED FIDELITY, INC.






May 14, 1996                        /s/  Robert E. Cook
                                    Robert E. Cook
                                    President