Form 10QSB
period 1996-06-30
UNITED FIDELITY INC
filed 1996-08-14
CIK 900308

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                     or

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
Yes  X   No

The  number of shares of Common Stock,  no par value per share, outstanding
as of June 30, 1996:   220,211 .

                                  This document consists of 16 pages.

                           UNITED FIDELITY, INC.
                      QUARTERLY REPORT ON FORM 10-QSB

                             TABLE OF CONTENTS



                                                                       Page
                                                                     Number

          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1996
          and December 31, 1995 . . . . . .  . . . . . . . . . . .     3

          Consolidated Statements of Operations for the three
          months and six months ended June 30, 1996  and 1995. . .     4

          Consolidated Statements of Cash Flows for
          the six months ended June 30, 1996 and 1995  . . . . . .     5

          Notes to Consolidated Financial  Statements  . . . . . .     6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . .  . . . . . . .     9

          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . .  . . . . . . . .  . . . . .    14

Item 2.   Changes in Securities.  . . . . . . .  . . . . . . . . .    14

Item 3.   Defaults  Upon Senior Securities. . . .  . . . . . . . .    14

Item 4.   Submission of Matters to a Vote of
          Security Holders . .  . . . . . . . .  . . . . . . . . .    14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

United Fidelity, Inc. and Subsidiary

Consolidated Balance Sheets



                                                  June 30        December 31
                                                    1996            1995
Assets
   Cash and cash equivalents                    $    154,637   $    289,677
   Equity securities at market                         1,125          1,125
     (cost $1,125)
   Mortgage origination fees receivable               39,318         87,036
   Receivables for mortgage loans                  2,479,400      5,335,668
   Loans held for sale                             2,341,208        866,636
   Notes receivable                                  300,000        300,000
   Other receivables                                 162,898        105,491
   Furniture, fixtures and equipment, net of
     accumulated depreciation of $ 409,433
     and $ 384,239, respectively                      91,044         116,838
     Total assets                              $   5,569,630   $   7,102,471


Liabilities
   Accounts payable                            $    71,907     $      47,910
   Line of credit                                4,602,415         6,020,000
   Notes payable                                     7,858             9,250
   Other liabilities                                90,222           112,699
     Total liabilities                           4,772,402         6,189,859
   Minority interest                               667,958           701,285


Shareholders' Equity
  Class A 9% noncumulative, convertible and callable
    preferred stock, $ 15 par value, 700,000 shares
    authorized,  220,211 issued  and outstanding
    in 1996 and 1995                             3,303,165         3,303,165
  Common stock, no par value, $.20 stated value,
    10,000,000 shares authorized,  220,211 issued
    and outstanding in 1996 and 1995                44,042            44,042
  Additional paid-in capital                     2,452,970         2,452,970
  Accumulated deficit                           (5,670,907)       (5,588,850)
     Total shareholders' equity                    129,270           211,327
     Total liabilities and
        shareholders' equity                 $   5,569,630     $   7,102,471



See accompanying notes to consolidated financial statements.

United Fidelity,Inc. and Subsidiary
Consolidated Statements of Operations





                                  Quarter Ended            Six Months Ended
                                 June 30   June 30         June 30   June 30
                                   1996     1995             1996       1995

Revenue:
Mortgage origination income     $ 338,409   $ 484,040    $ 793,857   $ 741,290
Loan fees                          54,298      64,676      122,575     128,092
Interest earned                    58,726      70,938      130,671     119,262
Interest charges                  (78,142)    (66,368)    (177,612)   (114,575)
Other income                        8,078       2,126       16,128       8,595
                                  381,369     555,412      885,619     882,664


Expenses:
Mortgage loan
commissions and fees              155,828     173,198      297,019     288,204
Employee compensation
  and benefits                    135,160     207,241      283,484     491,546
Loan costs                         60,005      74,230      130,342     144,382
Depreciation and amortization      12,778      33,750       25,532      55,649
Other general and administrative  130,795     203,387      240,093     396,816
                                  494,566     691,806      976,470   1,376,597

Income (loss) before
  income tax provision           (113,197)   (136,394)     (90,851)   (493,933)

Income tax provision                    -           -            -           -
Minority interest in
  (income) loss                    24,083      (6,131)       8,794      (6,131)


Net loss                       $  (89,114)  $(142,525)    $ 82,057)  $(500,064)




Weighted average
  common shares outstanding       220,211   1,311,903      220,211   1,651,172


Net loss per common share      $    (0.40)  $   (0.11)    $  (0.37)   $  (0.30)










See accompanying notes to consolidated financial statements.

United Fidelity,Inc. and Subsidiary

Consolidated Statements of Cash Flows

                                                      Six Months Ended
                                                  June 30         June 30,
                                                    1996             1995

Cash Flows From Operating Activities
Net loss                                      $    (82,057)     $  (500,064)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation and amortization                    25,532           55,649
   Minority interest in gain (loss)                (33,327)           6,131
   Loss on sale of equipment                            62                -
   Changes in assets and liabilities:
    (Increase) decrease in origination
       fees receivable                              47,718          (30,626)
    (Increase) decrease in receivable
       for mortgage loans sold                   2,856,268          125,643
    (Increase) decrease in loans
       held for sale                            (1,474,572)        (554,213)
    (Increase) decrease in other receivables       (57,407)         (25,699)
     Increase (decrease) in
       accounts payable - other                     23,997          (57,079)
     Increase (decrease) in line of credit      (1,417,585)         552,554
     Increase (decrease) in other liabilities      (22,477)          (7,294)

Net cash used in operating activities             (133,848)        (434,998)

Cash Flows From Investing Activities
 Proceeds from sale of equity securities                 -            2,124
 Proceeds from sale of furniture and equipment         200                -

Net cash provided by investing activities              200            2,124

Cash Flows From Financing Activities
 Payments on note payable                           (1,392)               -
 FFMC stock issuance in restructure                      -          325,000

Net cash provided by (used in)
   financing activities                             (1,392)         325,000

Net decrease in cash                              (135,040)        (107,874)

Cash and cash equivalents at
   beginning of period                             289,677          449,188

Cash and cash equivalents at end of period    $    154,637          341,314



Supplemental disclosure of cash flow information:
  Taxes paid during the period                $          -      $         -
  Interest paid during the period             $    177,612      $   114,575

See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Notes to Consolidated Financial Statements



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements havebeen prepared by United Fidelity, Inc. ("Fidelity" or the "Company") andinclude the accounts of its 71% owned subsidiary, First Fidelity Mortgage Company ("FFMC"). These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six month periods ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles for  interim financial reporting andpursuant
to Item 310(b)  of Regulation  S-B.   Certain information  andfootnote
disclosures normally included in audited financial statementshave been
omitted pursuant to such rules and regulations.    These interim consolidated
financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995 and 1994. The results of operations for the six month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results for the full year.



NOTE 2.  RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.



NOTE 3.  SHAREHOLDERS' EQUITY

     During the first six months of 1996, Shareholders' Equity decreased as a result of the Company's net loss of $82,057.



NOTE 4.  INCOME PER SHARE

     Net  loss share was  calculated by  dividing net loss  by the  average
number of shares  outstanding  for  the  period.    The convertible preferred
stock was not considered as a common stock equivalent in the calculation as its effec would be antidilutive.

United Fidelity, Inc. and Subsidiary

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     In connection with mortgage servicing activities, related fiduciaryfunds held in trust for investors in non-interest bearing accounts totaled $0 and
$28,123 at June 30,  1996 and December  31, 1995,respectively.   These funds
are segregated in special bank accounts and are excluded from the assets and liabilities of the Company.

     At June 30, 1996, and December 31, 1995, the Company had $2,479,400 and $5,335,668, respectively, in outstanding accounts receivable from various mortgage investors. This amount represents loans which the Company closed, funded and sold, but for which the Company has not yet received reimbursement from a permanent investor. In general, the time span between the date of funding by the Company and the receipt of funds from the investor does not exceed 30 days.

     Collection of the Company's receivables is dependent on the purchasing ability of its permanent investors. None of the investors has ever defaulted on a payment commitment.

     The Company's primary business activity is the origination, closing, selling and servicing of real estate mortgage loans on one-to-four family residential property located in Northern and Central Illinois. The volume of business is, accordingly, directly dependent on economic conditions in those areas and the financial well-being and creditworthinessof borrowers.



NOTE 6.  BORROWING ARRANGEMENTS

     FFMC has a  Mortgage Loan Repurchase  Agreement with a  lender on an
individual loan basis.   The lender requires one  hundred percent
participation in  the loans it funds.   There are no covenant restrictions
with this agreement.   The fees for this agreement  are $50 per loan with
interest being prime plus one  percent.  FFMC began utilizing the agreement
in  June 1995.   The interest incurred on  these funds as  of June 30, 1996 and 1995 was $159,684 and $0 and the related fees totaled $17,250 and $0, respectively.

United Fidelity, Inc. and Subsidiary

NOTE 6.  BORROWING ARRANGEMENTS (Continued)

     FFMC had a "Master Participation Agreement" with a lender on an individual loan basis. The lender required one hundred percentparticipation in the loan it funds. There were no covenant restrictionswith this agreement. The fees for this agreement were $100 per loan with interest being prime plus one half
of a  percent.   FFMC discontinued use of this line of credit in 1995.



NOTE 7.  INCOME TAXES

     The Company  files separate federal  income tax returns  for itself and
its 71% owned  subsidiary.   No  provisions  for  income taxes  have been
reflected in the statements of operations due to a net operatingloss carryforward and current period losses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Set forth below is management's discussion and analysis of the significant items in the balance sheets, statements of operations andstatements of cash
flows for the six  months  ended June  30, 1996  and 1995.   The  primary
purpose of management's discussion and analysis is to enhance the reader's understanding of the Company's operations asreflected in its financial statements. This information should be read in conjunction with the consolidated financial statements and notesthereto on pages 3 through 8.



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

     The financial condition of the Company stabilized in 1995 and began
improving in 1996.   The  year end  1994  audit opinion  expressed a condition
of going concern, whereas, improvements in financial condition resulted in a year end 1995 audit opinion with no going concern orother qualifying expression.


Six Months Ended June 30, 1996, Compared to Year Ended December 31, 1995


(a)  Assets

     Cash and cash equivalents decreased as the Company utilized cash to fund current period operations. Receivables for both mortgage loans sold and mortgage origination fees decreased due to the timing of loan closings and the availability of loans held for sale. This is reflected in the significant increase in loans held for sale. The Company was holding more loans at the end of the second quarter of 1996 than the fourth quarter of 1995.

     At June 30, 1996, the Company holds a $300,000 note receivable. The note originated as partial payment of proceeds to FFMC from United Trust, Inc. for preferred and common stock issued by FFMC in theMay 1995 restructure. Interest is received quarterly.


(b)  Liabilities

     The line of credit liability decreased as the Company had fewer loans funded from its lender pending receipts from final investors.

(c)  Shareholders' Equity

     During the first six months of 1996, Shareholders' Equity decreased from an operating loss of $82,057. No dividends have been paidin 1996.



Results of Operations

     The Company's principal source of revenue is mortgage origination income, which is directly related to the dollar amount of mortgage loans sold.
Mortgage origination income is comprised primarily of points that borrowers pay at loan closings, premium paid by or discountpaid to permanent investors when they purchase a loan and service release fees paid by investors to purchase loan servicing.




Quarter Ended June 30, 1996, Compared to Quarter Ended June 30, 1995

     A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


          ACTIVITY FOR                    JUNE 30,              JUNE 30,
       THREE MONTHS ENDED                   1996                1995

            Loans sold                     $21,422,444      $20,522,360
            Number of loans sold                   177              205
            Mortgage origination income    $   338,409      $   484,040
            Loan offices                             2                3
            Loan originators                        12               17
            Other personnel                         13               17


     The Company reported a net loss of ($89,114) for the quarter ended June 30, 1996 compared to a net loss of ($142,525) for the same period one year ago.

     The Company materially changed its operations during the quarter ended June 30, 1995. During that quarter, the Company and its subsidiary went through a restructure to eliminate unprofitable branches, reduceoperating expenses and provide additional capitalization and cash toenable FFMC to meet its financial obligations. Operating expenses werereduced by reducing employment contracts, eliminating salaries for loan officers, streamlining workflows and renegotiating lease agreements.

     The Company  sold 28 fewer loans  with the total  dollar volume of the
loans 4% greater  than the  previous year.   The  increase in  dollar volume,
along with the decrease in the number of loans sold, reflects the decrease in margins available for the larger loans. The average incomeper loan sold decreased from $2,361 during the second quarter 1995 to $1,912 for the second
quarter 1996.   The average loan size increasedapproximately $21,000  over the same period. The decrease in margins is reflected in the decrease in gross revenue of $145,631 or 30%.

     Interest charges  exceeded interest earned   during the second quarter of
1996. This is the result of the interest rate on the line of credit exceeding interest earned on mortgage loans originated.

     Total expenses  decreased 29% from  the prior year.   The reduction in
employee compensation  and benefits  expense can  be attributed  to two
factors.   First, the number of employees decreased 29% from the  same period last year.  Also, guaranteed minimum salaries for loan originators has
been discontinued.   Loan originators receiving a draw against future
production has  been significantly limited.   Draws against future
production are utilized as a way of providing new loan officers a source of income while they establish themselves and begin to generate loan production.

     Other general and administrative expenses decreased 36% from the comparable period of the prior year. Branch offices determined to be unprofitable were closed during 1995. Remaining leases on the closed branches were negotiated for a final settlement thus eliminating futurecosts and liability. Leases on existing office space were renegotiated,resulting in lower monthly rents.


Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995

     A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


          ACTIVITY FOR                  JUNE 30,             JUNE 30,
       THREE MONTHS ENDED                 1996                 1995

            Loans sold                     $47,839,389      $32,830,187
            Number of loans sold                   414              354
            Mortgage origination income    $   793,857      $   741,290
            Loan offices                             2                3
            Loan originators                        12               17
            Other personnel                         13               17


     The Company reported a net loss of ($82,057) at June 30, 1996 compared to a net loss of ($500,064) for the same period one year ago.

     The Company has materially changed its operations in the six month period ended June 30, 1995 compared to the six month period ended June 30,
1996.   During the second quarter  of 1995, the Company and its subsidiary went through a restructure to eliminate unprofitable branches, reduce operating expenses and provide additional capitalization and cash to enable FFMC to meet its financial obligations. Operating expenses were reduced by reducing employment contracts, eliminating salaries for loan officers, streamlining workflows and renegotiating lease agreements.

     The Company sold 60 loans with the total dollar volume of $15,009,202, more than the previous year. However, profit margins on loans sold have decreased from 1995. The average loan sold was $115,550 and $92,741 in 1996 and 1995, respectively. Mortgage origination income as a percentage of loans sold decrease from 2.26% in 1995 to 1.66% in 1996. Profit margins decrease as the loan size increase.

     Interest charges exceeded interest earned during the first six months of 1996. This is the result of the interest rate on the line of credit
exceeding interest earned on mortgage loans originated.   Both interest
amounts significantly exceed the first six months of 1995 as a result of the increase in closed loan volumes over the prior year.

     Total expenses decreased 29% from the prior year. The reduction in employee compensation and benefits expense can be attributed to two factors. First, the number of employees decreased 29% from the same period last year. Also, guaranteed minimum salaries for loan originators has been discontinued. Loan originators receiving a draw against future production has been
significantly  limited.   Draws against future production  are utilized as  a
way of providing new loan officers a source of income while they establish themselves and begin to generate loan production. Mortgage loan commissions and fees increased slightly in 1996 compared to 1995, resulting from increased mortgage originations.

     Other  general and  administrative  expenses decreased  39% from  the
comparable period of the prior year.   Branch offices determined to be
unprofitable  were closed during 1995.   Remaining leases  on the closed
branches were negotiated for a final settlement thus eliminating future costs and liability. Leases on existing office space were renegotiated, resulting in lower monthly rents.



LIQUIDITY AND CAPITAL RESOURCES

June Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995


(a)  Operating Activities

     Consolidated operating activities produced negative cash flows of almost $134,000 during the first six months of 1996. The use ofcash was caused by the reduction in the balance of the Company's lineof credit while the loans held for sale increased $1,400,000. Loans held for sale are affected by the volume of loans closed, the timing ofthese closings and the processing time necessary to send the loans to the final investor.

     Consolidated operating activities produced negative cash flows during 1995. Approximately $500,000 was needed to fund the Company's loss for the first six months. The overall use of cash is less than the $500,000 used to fund the loss because the increase in mortgage loan related receivables was less than the increase in payables for warehouse borrowings as the loans held for sale balance declined from December 31,1994.

(b)  FINANCING ACTIVITIES

     There have been no significant financing activities during the first six months of 1996.

     Significant financing activities occurred in the first six months of 1995. These activities included a restructuring of the companies subsidiary (FFMC). As a part of the restructuring, FFMC issued preferred stock and additional common stock. The Company received $325,000 in cash from the stock issuances.



(c)  Future Outlook

     The Company continues to implement procedures to help the mortgage company stop the losses and drain on cash that occurred in 1994 and early 1995. Results for the six months ended June 30, 1996 show a stabilization in expenses compared to 1995. In April 1996, the Company took additional steps to reduce costs and lower the breakeven point of operations. These steps primarily included salary reductions and workflow restructurings resulting in a reduction of personnel needed. Management continues to closely monitor the mortgage company activity and make changes and adjustments where deemed appropriate.

The  mortgage banking  business is highly  competitive.   FFMC competes with a
large number   of other  mortgage bankers, state  and nationalbanks,  thrift institutions, credit unions and insurance companies. Mortgage bankers compete primarily with respect to price and service. Competition may
also occur  on mortgage  terms and closing  costs.   FFMC competes,  in  part,
by maintaining and expanding its closerelationships with real estate brokers, builders, developers and permanent lenders. Many competitors have financial resources that are substantially greater than those of FFMC. The future profitability of FFMC is dependent on its ability to compete with these organizations.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          The Company incorporates herein by reference those exhibits previously filed by the Company with the Securities and Exchange Commission in the Company's Registration of Securities on Form 10-SB,Form 10-KSB, and Forms 10QSB, File No. 0-21502.

     (b)  Reports on Form 8-K

          None.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                UNITED FIDELITY, INC.






August 9, 1996                               /s/  Robert E. Cook
                                             Robert E. Cook
                                             President