Form 10QSB
period 1996-09-30
UNITED FIDELITY INC
filed 1996-11-07
CIK 900308

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     or

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to


          COMMISSION FILE NUMBER:  0-21502


                           UNITED FIDELITY, INC.
           (Exact name of small business issuer as specified in itscharter)

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
Yes  X     No

The number of  shares of Common Stock, no par  value per share, outstanding
as of September 30, 1996:   220,211 .

                                  This document consists of 16 pages.

                           UNITED FIDELITY, INC.
                      QUARTERLY REPORT ON FORM 10-QSB

                             TABLE OF CONTENTS



                                                                       Page
                                                                     Number

          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1996
          and December 31, 1995 . . . . . .  . . . . . . . . .             3

          Consolidated Statements of Operations for the three
          months and nine months ended September 30, 1996  and 1995        4

          Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1996 and  1995               5

          Notes to Consolidated Financial  Statements . . . .              6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results  of Operations  . . . . . . .              9

          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . .  . . . . . . . . . . .             14

Item 2.   Changes in Securities . . . . . . . . . . . . . . .             14

Item 3.   Defaults  Upon Senior Securities . . . .  . . . . .             14

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . .  . . . . . . .             14

Item 5.   Other  Information . . . . . . .  . . . . . . . . .             14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .             14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED FIDELITY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                                 SEPTEMBER 30   DECEMBER 31
                                                     1996           1995
ASSETS
   Cash and cash equivalents                     $    144,620   $    289,677
   Equity securities at market                          1,125          1,125
     (cost $1,125)
   Mortgage origination fees receivable                29,653         87,036
   Receivables for mortgage loans                   1,528,604      5,335,668
     (3,807,064)
   Loans held for sale                              2,034,510        866,636
   Notes receivable                                   300,000        300,000
   Other receivables                                  174,397        105,491
   Furniture, fixtures and equipment, net of
     accumulated depreciation of $ 422,067
     and $ 384,239, respectively                       78,410         116,838
        Total assets                              $ 4,291,319    $  7,102,471

LIABILITIES
   Accounts payable                               $    60,728    $     47,910
   Line of credit                                   3,412,092       6,020,000
   Notes payable                                        7,321           9,250
   Other liabilities                                   98,041         112,699
     Total liabilities                              3,578,182       6,189,859
   Minority interest                                  643,527         701,285

SHAREHOLDERS' EQUITY
  Class A 9% noncumulative, convertible and callable
    preferred stock, $ 15 par value, 700,000 shares
    authorized,  220,211 issued  and outstanding
    in 1996 and 1995                                3,303,165       3,303,165
  Common stock, no par value, $.20 stated value,
    10,000,000 shares authorized,  220,211 issued
    and outstanding in 1996 and 1995                   44,042          44,042
  Additional paid-in capital                        2,452,970       2,452,970
  Accumulated deficit                              (5,730,567)     (5,588,850)
     Total shareholders' equity                        69,610         211,327
     Total liabilities and shareholders' equity   $ 4,291,319      $7,102,471


See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary
Consolidated Statements of Operations

                               Quarter Ended             Nine Months Ended
                       September 30  September 30  September 30  September 30
                            1996         1995         1996            1995
Revenue:
Mortgage origination
  income             $   331,441   $    507,588    $1,125,298     $1,248,878
Loan fees                 38,165         66,560       160,740        194,652
Interest earned           59,574         90,098       190,245        209,360
Interest charges         (75,402)      (109,155)     (253,014)      (223,730)
Loss on sale
  equity securities            0           (124)            0           (124)
Other income               7,995          11,074       24,123         19,669
                         361,773         566,041    1,247,392      1,448,705

Expenses:
Mortgage loan
  commissions and fees   174,230         194,924      471,249        483,128
Employee compensation
  and benefits           117,012         191,545      400,496        683,091
Loan costs                44,777          71,386      175,119        215,768
Depreciation and
  amortization            12,634          17,553       38,166         73,202
Other general and
  administrative          87,810         134,057      327,903        530,873
                         436,463         609,465    1,412,933      1,986,062

Income (loss) before
  income tax provision   (74,690)       (43,424)     (165,541)      (537,357)

Income tax provision           -              -             -              -
Minority interest in
  (income) loss           15,030          2,714        23,824         (3,417)

Net loss            $    (59,660)  $    (40,710)   $ (141,717)   $  (540,774)


Weighted average
   common shares
   outstanding           220,211         220,211      220,211      1,168,943


Net loss per common
  share             $     (0.27)  $       (0.18)   $   (0.64)    $    (0.46)


See accompanying notes to consolidated financial statements.

4

UNITED FIDELITY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              NINE MONTHS ENDED
                                       SEPTEMBER 30       SEPTEMBER 30
                                           1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $    (141,717)     $   (540,774)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization              38,166            73,202
  Minority interest in gain (loss)          (57,758)            3,417
  Loss on sale of equipment                      62                 -
  Loss on sale of equity securities               -                 -
  Changes in assets and liabilities:
    (Increase) decrease in origination
     fees receivable                         57,383           (33,318)
    (Increase) decrease in receivable
     for mortgage loans sold              3,807,064          (451,496)
    (Increase) decrease in loans held
     for sale                            (1,167,874)          610,009
    (Increase) decrease in other
     receivables                            (68,906)           (4,282)
    Increase (decrease) in accounts
     payable - other                         12,818           (93,151)
    Increase (decrease) in line of
     credit                              (2,607,908)          (15,159)
    Increase (decrease) in other
     liabilities                            (14,658)           (9,847)

NET CASH USED IN OPERATING ACTIVITIES      (143,328)         (461,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity securities           -             2,124
Proceeds from sale of furniture and
  equipment                                     200                 -

NET CASH PROVIDED BY INVESTING ACTIVITIES       200             2,124

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable                     (1,929)                -
FFMC stock issuance in restructure                -           325,000

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                 (1,929)          325,000

NET DECREASE IN CASH                       (145,057)         (134,151)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 289,677           449,188

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $    144,620       $   315,037


Supplemental disclosure of cash flow
  information:
  Taxes paid during the period         $          -       $
  Interest paid during the period      $    253,014       $   223,730

See accompanying notes to consolidated financial statements.

5



UNITED FIDELITY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by United Fidelity, Inc. ("Fidelity" or the "Company") and include the accounts of its 71% owned subsidiary, First Fidelity Mortgage Company ("FFMC"). These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the nine month periods ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995 and 1994. The results of operations for the nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results for the full year.



NOTE 2.  RECLASSIFICATIONS

     Certain   amounts  in   the  1995   financial  statements   have  been
reclassified to conform to the 1996 presentation.



NOTE 3.  SHAREHOLDERS' EQUITY

     During the first nine months of 1996, Shareholders' Equity decreased as a result of the Company's net loss of $141,717.



NOTE 4.  LOSS PER SHARE

     Net loss per share was calculated by dividing net loss by the average number of shares outstanding for the period. The convertible preferred stock was not considered as a common stock equivalent in the calculation as its effect would be antidilutive.

UNITED FIDELITY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5.  COMMITMENTS AND CONTINGENCIES

     In connection with mortgage servicing activities, related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $0 and $28,123 at September 30, 1996 and December 31, 1995, respectively. These funds are segregated in special bank accounts and are excluded from the assets and liabilities of the Company.

     At September 30, 1996, and December 31, 1995, the Company had $1,528,604 and $5,335,668, respectively, in outstanding accounts receivable from various mortgage investors. This amount represents loans which the Company closed, funded and sold, but for which the Company has not yet received reimbursement from a permanent investor. In general, the time span between the date of funding by the Company and the receipt of funds from the investor does not exceed 30 days.

     Collection of the Company's receivables is dependent on the purchasing
ability  of  its  permanent investors.    None  of the  investors  has ever
defaulted on a payment commitment.

     The Company's primary business activity is the origination, closing and selling of real estate mortgage loans on one-to-four family residential property located in Northern and Central Illinois. The volume of business is, accordingly, directly dependent on economic conditions in those areas and the financial well-being and creditworthiness of borrowers.



NOTE 6.  BORROWING ARRANGEMENTS

     FFMC has a Mortgage Loan Repurchase Agreement with a lender on an individual loan basis. The lender requires one hundred percent participation in the loans it funds. There are no covenant restrictions with this agreement. The fees for this agreement are $50 per loan with interest being prime plus one percent. FFMC began utilizing the agreement in June 1995. The interest incurred on these funds as of September 30, 1996 and 1995 was $228,736 and $73,378 and the related fees totaled $23,600 and $6,550, respectively.

UNITED FIDELITY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 6.  BORROWING ARRANGEMENTS (Continued)

     FFMC had a "Master Participation Agreement" with a lender on an individual loan basis. The lender required one hundred percent participation in the loan it funds. There were no covenant restrictions with this agreement. The fees for this agreement were $100 per loan with interest being prime plus one half of a percent. FFMC discontinued use of this line of credit in 1995. The interest incurred on these funds as of September 30, 1995 was $128,891.


NOTE 7.  INCOME TAXES

     The Company files separate federal income tax returns for itself and its 71% owned subsidiary. No provisions for income taxes have been reflected in the statements of operations due to a net operating loss carryforward and current period losses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Set forth below is management's discussion and analysis of the significant items in the balance sheets, statements of operations and statements of cash flows for the nine months ended September 30, 1996 and 1995. The primary purpose of management's discussion and analysis is to enhance the reader's understanding of the Company's operations as reflected in its financial statements. This information should be read in conjunction with the consolidated financial statements and notes thereto on pages 3 through 8.



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


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995


(a)  ASSETS

     Cash and cash equivalents decreased as the Company utilized cash to fund current period operations. Receivables for both mortgage loans sold and mortgage origination fees decreased due to the timing of loan closings and the availability of loans held for sale. This is reflected in the significant increase in loans held for sale. The Company was holding more loans at the end of the third quarter of 1996 than the fourth quarter of 1995.

     At September 30, 1996, the Company holds a $300,000 note receivable. The note originated as partial payment of proceeds to FFMC from United Trust, Inc. for preferred and common stock issued by FFMC in the May 1995 restructure. Interest is received quarterly.


(b)  LIABILITIES

     The line of credit liability decreased as the Company had fewer loans funded from its lender pending receipts from final investors.

(c)  SHAREHOLDERS' EQUITY

     During the first nine months of 1996, Shareholders' Equity decreased from an operating loss of $141,717. No dividends have been paid in 1996.



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


QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

     A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


          ACTIVITY FOR                SEPTEMBER 30,          SEPTEMBER 30,
       THREE MONTHS ENDED                   1996                1995

       Loans sold                     $ 18,250,112           $ 26,041,359
       Number of loans sold                    140                    240
       Mortgage origination income    $    331,441           $    507,588
       Loan offices                              2                      3
       Loan originators                         12                     14
       Other personnel                          13                     17


     The Company reported a net loss of ($59,660) for the quarter ended September 30, 1996 compared to a net loss of ($40,710) for the same period one year ago.

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

     Loans sold decreased 42% (100 loans), with a corresponding 30% decrease in total dollar volume during the third quarter of 1996 compared to the third quarter 1995. The average loan sold was $130,358 in the third quarter compared to $108,506 the same period in 1995, an increase of more than $21,500. The decrease in dollar volume, along with the smaller
margins  available  for  the   larger  loans,  is  reflected  in   mortgage
origination income for the period. Mortgage origination income was $176,147 or 35% less in 1996 than for the same period of 1995.

     Interest  charges exceeded interest earned during the third quarter of
1996.   This  is the  result of  the interest  rate on  the line  of credit exceeding interest earned on mortgage loans originated.

     Total expenses decreased 28% from the prior year. The reduction in employee compensation and benefits expense can be attributed to two factors. First, the number of employees decreased 19% from the same period last year. Also, guaranteed minimum salaries for loan originators has been discontinued. Loan originators receiving a draw against future production has been significantly limited. Draws against future production are utilized as a way of providing new loan officers a source of income while they establish themselves and begin to generate loan production.

     Other general and administrative expenses decreased 34% from the comparable period of the prior year. Branch offices determined to be unprofitable were closed during 1995. Remaining leases on the closed branches were negotiated for a final settlement thus eliminating future costs and liability. Leases on existing office space were renegotiated, resulting in lower monthly rents.


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


          ACTIVITY FOR               SEPTEMBER 30,         SEPTEMBER 30,
       NINE MONTHS ENDED                  1996                 1995

       Loans sold                    $ 66,089,501          $ 58,876,546
       Number of loans sold                   554                   594
       Mortgage origination income   $  1,125,298          $  1,248,878
       Loan offices                             2                     3
       Loan originators                        12                    14
       Other personnel                         13                    17


     The Company reported a net loss of ($141,717) at September 30, 1996 compared to a net loss of ($540,774) for the same period one year ago.

     The Company materially changed its operations during the second quarter of 1995. The Company and its subsidiary went through a restructure to eliminate unprofitable branches, reduce operating expenses and provide additional capitalization and cash to enable FFMC to meet its financial obligations. Operating expenses were reduced by reducing employment contracts, eliminating salaries for loan officers, streamlining workflows and renegotiating lease agreements.

     The Company sold 40 loans with the total dollar volume of $7,212,955, more than the previous year. However, profit margins on loans sold have decreased from 1995. The average loan sold was $119,295 and $99,119 in 1996 and 1995, respectively. Mortgage origination income as a percentage of loans sold decrease from 2.12% in 1995 to 1.70% in 1996. Profit margins decrease as the loan size increase.

     Interest charges exceeded interest earned during the first nine months of 1996. This is the result of the interest rate on the line of credit exceeding interest earned on mortgage loans originated. Interest expense increased over the same period of a year ago due to the higher interest rates charged on our line of credit. However, an increase in interest income was not realized due to the decrease in loan volume.

     Total expenses decreased 29% from the prior year. The reduction in employee compensation and benefits expense can be attributed to two factors. First, the number of employees decreased 19% from the same period last year. Also, guaranteed minimum salaries for loan originators has been discontinued. Loan originators receiving a draw against future production has been significantly limited. Draws against future production are utilized as a way of providing new loan officers a source of income while they establish themselves and begin to generate loan production. Mortgage loan commissions and fees decreased slightly in 1996 compared to 1995, resulting from decreased mortgage originations.

     Other general and administrative expenses decreased 38% from the comparable period of the prior year. Branch offices determined to be unprofitable were closed during 1995. Remaining leases on the closed branches were negotiated for a final settlement thus eliminating future costs and liability. Leases on existing office space were renegotiated, resulting in lower monthly rents.



LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

(a)  OPERATING ACTIVITIES

     Consolidated operating activities produced negative cash flows of more
than  $143,000 during the first  nine months of 1996.   The use of cash was
caused by the reduction in the balance of the Company's line of credit while the loans held for sale increased $1,167,800. Loans held for sale are affected by the volume of loans closed, the timing of these closings and the processing time necessary to send the loans to the final investor.

     Consolidated operating activities produced negative cash flows during 1995. Approximately $540,000 was needed to fund the Company's loss for the first nine months. The overall use of cash is less than the $540,000 used to fund the loss because the increase in mortgage loan related receivables was less than the increase in payables for warehouse borrowings as the loans held for sale balance declined from December 31, 1994.



(b)  FINANCING ACTIVITIES

     There have been no significant financing activities during the first nine months of 1996.

     Significant financing activities occurred in the first six months of 1995. These activities included a restructuring of the companies subsidiary (FFMC). As a part of the restructuring, FFMC issued preferred stock and additional common stock. The Company received $325,000 in cash from the stock issuances.



(c)  FUTURE OUTLOOK

     The Company continues to implement procedures to help the mortgage company stop the losses and drain on cash that occurred in 1994 and early 1995. Results for the nine months ended September 30, 1996 show a stabilization in expenses compared to 1995. In April 1996, the Company took additional steps to reduce costs and lower the breakeven point of operations. These steps primarily included salary reductions and workflow restructurings resulting in a reduction of personnel needed. Management continues to closely monitor the mortgage company activity and make changes and adjustments where deemed appropriate.

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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

          None

Item 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORT ON FORM 8-K.

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



                           UNITED FIDELITY, INC.




November 8, 1996           Robert E. Cook
                           Robert E. Cook
                           President