Form 10KSB
period 1996-12-31
UNITED FIDELITY INC
filed 1997-03-27
CIK 900308

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                  or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            (217) 241-6300
                        (Issuer's telephone number)

 Securities registered under Section 12(b) of the Exchange Act:  None


   Securities registered under Section 12(g) of the Exchange Act:

                          Title of each class
                  Class A Common Stock, no par value
           Class A Preferred Stock, $15 par value per share

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.[]

   Issuer's revenues for its most recent fiscal year:      $1,608,026

   The aggregate market value of the voting stock held by non-affiliates as of December 31, 1996, computed by reference to the book value at December 31, 1996: $22,736.

   The number  of shares  of Common  Stock,  no par  value per  share,
outstanding as of March 1, 1997:       220,211     .

                         Index  to  Exhibits appears on pages 16-17 .

                                        PART I
ITEM 1.  DESCRIPTION OF BUSINESS

(a.)  BUSINESS DEVELOPMENT

           United Fidelity, Inc., is an Illinois corporation incorporated in 1990. United Fidelity, Inc. is referred to herein, together with its 71% owned subsidiary, First Fidelity Mortgage Company, as the "Company" and on a parent only basis as
"Fidelity".   The  only activity of Fidelity was the sale of its stock
from  May 1991 through June  2, 1994  in an  Illinois intrastate
offering.   First Fidelity  Mortgage Company, an Illinois corporation
("FFMC"), also incorporated in Illinois in 1990, is engaged in the real estate mortgage brokerage and banking business with two offices at December 31, 1996.

           The  Company  has incurred  losses  since its
organization.   The Company incurred losses of $2,830,137 in 1994,
$535,180 in  1995, and $194,970 in  1996.  The  extent of  the losses
has  placed continuing existence of the  Company in jeopardy.   The
amount  of shareholders' equity has  decreased from  $2,692,105  as of
December 31,  1993  to $16,357 as  of December 31,  1996.   For FFMC
to continue to remain viable, it must be able to generate profits and cashflow in 1997. The extent and causes of the Company's operational losses are discussed in this Item 6 Management Discussion and Analysis of Financial Condition and Results of Operations, and in the Financial Statements, beginning at Page F-1.

*  STOCK SALES
           In 1991, Fidelity began an intrastate initial public offering only to the residents of Illinois. The units consisting of one share of preferred stock and one share of common stock of Fidelity were sold by employee agents of Fidelity. The securities were registered with the Illinois Securities Department but were not registered under the provisions of the Securities Act of 1933, as amended, in reliance upon an exemption from registration under that Act as provided in Section 3(a)(11) and Rule 147 promulgated thereunder. The offering was initially for $21,000,000 and was re-registered with the Illinois Securities Department in May 1992, and May 1993, in that amount. The amount of the offering was reduced to
$12,000,000  in the May  1994, re-registration.   Shortly  after the
May 1994, re-registration, on June 2, 1994, Fidelity stopped the sale of the securities because of the then recent operational losses of
FFMC.   The Board of Directors  of Fidelity voted to voluntarily
terminate the offering on August 18, 1994.    On December  7,  1994,
the Illinois  Securities  Department officially  terminated  the
offering.   At  the  termination  of the offering 220,211 units for
$6,606,330 had been sold.

           The proceeds of the offering were used to expand the Company's mortgage brokerage and mortgage banking operations, fund losses from operations, pay offering expenses, and pay administrative expenses.

           During  1995, as part  of the restructure of  FFMC, certain
of the common stock  of UFI  was retired,  at no cost.   Retired  were
those shares issued  to promoters, directors, salespeople  and
employees of affiliated companies.   This means that  the public
shareholders who purchased common and preferred stock in units during the public offering effectively own all of the outstanding stock of UFI.

           The original concept of the Company was to organize or acquire entities offering residential real estate mortgage loans, mortgage life insurance, title insurance, and residential property and casualty insurance. The proceeds of the public offering were to be used for the organization or acquisition of these
entities.   In furtherance  of  this concept,  the  Company  acquired
the operating assets of a residential real estate mortgage brokerage firm in the Chicago, Illinois, Metropolitan Area in 1991. Due to the slower than expected progress of the sale of the Company's securities, the remaining portions of the Company's strategy were never implemented.

           At December 31, 1996, the focus of management of the Company is to reduce expenses and increase revenues at FFMC so that the Company becomes profitable and has a positive cash flow.

(b.)  BUSINESS OF ISSUER

                             REAL ESTATE MORTGAGE BANKING

           FFMC  is  the sole  operating  subsidiary of  Fidelity.
Fidelity itself  conducts  no operations.   FFMC  is  in the
residential real estate mortgage brokerage and banking business.

*  INDUSTRY OVERVIEW

           Mortgage banking generally is the business of (i) producing mortgage loans, either by making such loans as a direct lender (referred to as "origination") or by purchasing such loans from other lenders, (ii) warehousing mortgage loans pending sale to third-party investors, (iii) selling mortgage loans in the secondary mortgage market or to other third-party investors, (iv) selling or purchasing the right to service mortgage loans and (v) servicing mortgage loans.

                             PRODUCTION OF LOANS

           In early 1993, FFMC received approval from the Federal National Mortgage Association ("Fannie Mae") as a seller and servicer of one-to-four family first mortgages for Fannie Mae. This approval allows FFMC to participate directly in the secondary mortgage securities market. FFMC's ability to package and sell its own mortgage backed securities also allows it to participate in the wholesale mortgage market (i.e. buying loans from other mortgage origination companies). Later in 1993, FFMC received approval from the Federal Home Loan Mortgage Corporation ("Freddie Mac") as a seller/servicer under its Home Mortgage Program.

           The Company originates and purchases conventional mortgage loans and loans insured by the Federal Housing Authority ("FHA") or guaranteed by the Veterans' Administration ("VA").
The Company's guidelines for underwriting the conventional conforming loans it originates or purchases comply with the criteria established by Fannie Mae. Similarly, the Company's guidelines for underwriting FHA insured loans and VA guaranteed
loans  comply with  the  criteria established by such agencies.   The
Company's underwriting guidelines and property standards for conventional nonconforming mortgage loans (e.g., loans for single family homes with an original balance in excess of the maximum amounts set by Fannie Mae, or for loans that do not otherwise meet the criteria established by Fannie Mae) are based on the underwriting standards required by large investors to which such loans will be sold.

           At December 31, 1996, the Company operated two branch offices in Illinois staffed by 24 personnel including a total of 12
commissioned loan  officers.    The  Company  currently  operates  two
production offices, located in Glen  Ellyn and Peoria, Illinois.   The
Company's marketing strategy is to solicit loan business from real estate brokers, builders, developers and other real estate professionals as sources for potential customers. In addition, customers contact the Company directly, most significantly in connection with refinances. To implement the Company's marketing strategy, loan officers actively solicit the real estate professionals in the area served by their branch office in an effort to develop referral networks that will provide recurring
business.     The  Company  believes   that  its commission-based
compensation system attracts highly motivated loan officers and creates incentives to achieve high levels of production.

           A table of selected mortgage company statistics for 1996 and 1995 follows:

        ACTIVITY FOR YEAR ENDED        1996           1995
        Loans originated          $ 87,743,397    $88,920,620
        Pipeline from prior year  $  5,600,000   $  8,500,000
        Loans closed              $ 79,222,010   $ 82,234,096
        Loan fallout              $  9,235,387   $  9,586,524
        Loans held for sale       $  2,720,954   $  6,064,465
        Year end pipeline         $  4,886,000   $  5,600,000
        Number of loans closed          669             817
        Number of loans unsold           31              50
        Average loan closed       $    118,419   $    100,654
        Mortgage origination fees $  1,458,530   $  1,753,606

                                 SALE OF LOANS

           The Company sells the loans that it originates or purchases primarily to Fannie Mae or large investors. Sales of loans are generally made without recourse to the Company in the event of default by the borrower. In connection with loan sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and accuracy of information. In the event of a breach of these representations and warranties, the Company may be required to repurchase such loans.

           The Company sells its nonconforming loan production on an ongoing basis to large investors in privately negotiated transactions on a nonrecourse basis. The Company currently sells all servicing rights associated with nonconforming loans together with the underlying loan itself. Sales of loans with servicing attached results in a higher initial sale price for the loan, but with no recurring revenue from the servicing. These loans are sold pursuant to purchase agreements that involve commitments by investors to purchase loans meeting defined criteria.

           The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may make a loan to a borrower at a price (i.e., interest rate and discount) which is higher or lower than the Company would receive if it immediately sold the loan in the
secondary market.   These  pricing   differences  occur   principally
as  a   result  of competitive  pricing  conditions  in  the  primary loan origination market. Second, gains or losses may occur from changes in interest rates which result in changes in the market value of the loans from the time the price commitment is given to the borrower until the time that the loan is sold by the Company.

           Prior to 1995, the Company unsuccessfully endeavored to minimize its interest rate risk on commitments it had made to consumers by entering into forward sale commitments of mortgage-backed securities. The forward commitments to sell were intended to mitigate the Company's risk resulting from potential changes in market interest rates between the time that the Company commits to make a loan at an agreed price and the time that the Company closes and sells that loan. FFMC incurred net hedging losses of $0, $0 and $576,956 during 1996, 1995 and 1994, respectively. FFMC discontinued use of forward contracts during 1994. There were no forward contracts outstanding at December 31, 1996.

                                LOAN SERVICING

           The Company  began servicing loans in March 1993 subsequent
to its approval  by  Fannie Mae  as a  seller/servicer.   In July
1994, the Company sold  substantially all  its servicing  portfolio to
a  third party.   The proceeds  from the sale  of servicing was
$839,864 less costs of $32,107, realizing net proceeds of $807,757. The Company sold the servicing portfolio to raise cash to pay operating expenses.

           The Company's loan servicing included collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making inspections as required of the
mortgage premises, contacting  delinquent  mortgagors,   supervising
foreclosures   and property  dispositions  in  the  event  of
unremedied  defaults  and generally administering the loans.

           During 1995, the Company discontinued loan servicing entirely. At December 31, 1996, the Company held no serviced loans.



                   FINANCING WAREHOUSE LENDING OPERATIONS

           FFMC had  a "Master Participation  Agreement" with a
lender on an individual loan  basis.   The  lender  required one
hundred  percent participation  in  the  loans it  funded.    There
were no  covenant restrictions with this agreement.   The fees for
this  agreement were $100 per loan with interest  being prime plus one
half of  a percent.   As usage of this agreement increased, the fees
and interest decreased based on quoted monthly volume. FFMC began utilizing the agreement in October 1994. The interest incurred on these funds in 1996, 1995 and 1994 was $678, $150,732 and $0 and the
related fees totaled $0, $35,425 and $0, respectively. FFMC discontinued the use of this line in late 1995.

           On May 10, 1995, FFMC secured an additional source of mortgage funding and entered into a Mortgage Loan Repurchase Agreement with a lender on an individual loan basis. The lender requires one hundred percent participation in the loan it funds.
There are no  covenant restrictions  with this agreement.   The fees
for  this agreement are $50 per loan with interest being prime plus
one percent.   FFMC began utilizing the agreement in June 1995.  The
interest incurred on these funds in 1996 and 1995 was $279,992 and $143,076 and the related fees totaled $29,700 and $12,400, respectively.

*     COMPETITION

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

           Currently, FFMC is competing primarily in the six county Chicago, Illinois metropolitan area with an additional down-state
retail origination office located in Peoria.   FFMC does not rely on
any one customer or market segment for its loan originations nor does it rely on any one permanent investor to buy its loans.

*  REGULATORY REQUIREMENTS

           The Company's  mortgage banking business  is subject to
the rules and  regulations  of  Fannie   Mae,  FHA  and  VA  with
respect  to originating, processing,  selling and  servicing mortgage
loans.   In addition, there are other federal and state statutes  and
regulations affecting  such activities.   The rules and  regulations,
among other things,  impose  licensing  obligations   on  the
Company, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum
loan  amounts.    Moreover, lenders such as the  Company are required
annually to  submit audited
financial statements to Fannie Mae, FHA and VA , and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by Fannie Mae, FHA and VA at all times to assure  compliance  with  the  applicable  regulations,
policies and procedures.   Failure to comply  with these requirements
can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases and administrative enforcement actions.

           Mortgage loan origination  activities are subject to,
among other regulatory  requirements,   fair  housing  laws,   the
Equal Credit Opportunity Act, the Federal Truth-in Lending Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting
Act, and  the regulations    promulgated   thereunder.      These
laws   prohibit discrimination in  residential lending and require the disclosure of certain information to borrowers concerning credit and settlement costs. Regulatory requirements are designed to protect either the interests of consumers, or the owners or insurers of mortgage loans. Failure to comply with these laws and regulations can lead to class action lawsuits and administrative enforcement actions.

           FFMC is required under the Illinois Residential Mortgage Act of 1987 to obtain and maintain in force a license as a Residential Mortgage Licensee from the Commissioner of Savings and Residential Finance of the State of Illinois. Under the Illinois Residential Mortgage Act, FFMC is required to maintain a net worth of at least $100,000, maintain a surety bond in the amount of $20,000 and a fidelity bond of $300,000, submit annual certified audits to the Commissioner, and submit an annual report of activities to the Commissioner. As of December 31, 1996, FFMC is in compliance with these requirements.

           FFMC is approved to conduct direct endorsement underwriting of HUD insured mortgages. To retain this approval FFMC must maintain a net worth of at least $100,000, maintain a warehouse line of credit of not less than $250,000, develop a quality control plan for its operations, employ a manager of its main office and each branch office with at least one year's experience in the mortgage-related activities for which FFMC is approved to perform, and have at least one senior corporate officer who possesses at
least  the  same knowledge and  experience as the manager.   As of
December  31, 1996, FFMC is in compliance with these requirements.

           FFMC is also approved as a non-supervised mortgagee under the direct endorsement program of the National Housing Act. As a non-supervised mortgagee, FFMC is able to completely process applications for HUD mortgage insurance without prior HUD review or approval. To maintain such approval, FFMC must be in good standing with HUD for the submission of loans (outlined above), have 5 years' experience in the origination of single-family mortgages or have a principal manager who has such experience, have a net worth of not less than $250,000, and have staff members who have completed specified HUD programs. As of December 31, 1996, FFMC is in compliance with these requirements.

*  SEASONALITY

           The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of sales of homes. These sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January. Cyclical trends resulting from increasing or decreasing interest rates and the state of the economy generally also affect the mortgage banking industry and may tend to accentuate or counteract seasonal trends.

*  PERSONNEL

           At December 31, 1996, FFMC had a total of 24 personnel of which 22 were located in the Glen Ellyn, Illinois office. The Glen Ellyn personnel complement is broken down as follows: executive management, 1; loan origination, 11; appraisal, 2; processing, 3;
closing and shipping, 2 and  other, 3.   All of FFMC's  employees are
full time. The employees located in the branch origination offices generally consist of loan originators and loan processors.

ITEM 2.  DESCRIPTION OF PROPERTY

           FFMC  leases  all its  offices from  outside  third
parties.   See Footnote H in the  accompanying consolidated financial statements for additional information concerning these leases.


ITEM 3.  LEGAL PROCEEDINGS

           Neither Fidelity nor any of its principals or its subsidiaries are presently engaged in any material pending litigation which might have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

a.) As of December 31, 1996, there was no established public trading market for Fidelity's common or preferred stock.

(b.) As of December 31, 1996, there were 220,211 shares of preferred stock held by 2,224 shareholders and 220,211 shares of common stock held by 2,224 shareholders. See the consolidated statements of shareholders' equity and Note J in the accompanying consolidated financial statements for more information concerning equity transactions.

(c.) As of December 31, 1996, no cash dividends had been declared on either the common or preferred stock of Fidelity. Further, management of Fidelity does not anticipate that dividends will be paid for a substantial period of time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Set forth below is management's discussion and analysis of the significant items in the balance sheets for the years ended December 31, 1996, and 1995, statements of operations and statements of cash flows for the years ended December 31, 1996, 1995 and
1994.   The primary purpose of management's discussion and analysis is to enhance the reader's  understanding of Fidelity's operations  as
reflected in its  financial  statements.    This information  should
be read in conjunction with the consolidated financial statements and notes thereto at pages F-1 through F-17. Further, management urges the reader to review Item 1. Business within this Form 10-KSB while reading this discussion.

             The Company reported net losses of $194,970, $535,180 and $2,830,137 in 1996, 1995 and 1994 respectively. As a result of the losses, during 1994 and 1995, management reduced the size and then terminated the public offering, closed branch offices, reduced compensation to officers, restructured its commissions payments to loan originators, and terminated its forward delivery commitment transactions. Most of the changes in items included in the Company's financial statements result from changes in its mortgage loan origination activities and its public stock offering, which has been voluntarily terminated.

           A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


              ACTIVITY FOR YEAR ENDED        1996        1995
        Loans originated                $ 87,743,397   $ 88,920,620
        Pipeline from prior year        $  5,600,000   $  8,500,000
        Loans closed                    $ 79,222,010   $ 82,234,096
        Loans sold                      $ 81,216,711   $ 84,009,533
        Mortgage origination income     $  1,458,530   $  1,753,606
        Loan originators                       12             13
        Administrative personnel               12             16

FINANCIAL CONDITION

       The size of  the Company's balance  sheet is  directly related
to   production volume, the timing of loan  closings and the lag time
from   the loan  closing to the shipping and exchange of cash with the
final   investor. The  Company's receivables  for mortgage loans,
loans held for sale, and line of credit borrowings from warehouse lenders decreased in 1996 as the Company closed approximately $6.2 million of loans in December 1996 compared to $8.0 million in December 1995.

        The financial condition of  the Company stabilized in 1995
and began  improving in  1996.   The  year end  1994 audit  opinion
expressed a condition of going concern, whereas, improvements in financial condition resulted in a year end 1995 audit opinion with no going concern or other qualifying expression.


(a)  ASSETS

           Receivables for mortgage loans sold and mortgage origination fees decreased significantly as the Company's mortgage loan volume was substantially less during December 1996 than December 1995. This item is also effected by the timing and expediency in which the Company receives its funds from the final investors.

             Loans held for sale increased at  year end 1996 as
compared to year end 1995.   During 1996,  the timing  of loan
closings  directly affected the loans held for sale balance.

             At  December  31,  1996,  the  Company  holds  a
$300,000  note receivable.   The note originated  as partial payment
of proceeds to FFMC from United Trust, Inc. for preferred and common stock issued by FFMC in the May 1995 restructure. The note, receivable from First Commonwealth Corporation a subsidiary of United Trust, Inc., bears interest at a rate of 1% over prime as
declared by  The Wall Street Journal.   At December 31, 1996, the
prime rate was 8.25%.  Interest is received quarterly.

(b)  LIABILITIES

           Accounts  payable increased  compared to  the  prior
period.   The accounts payable balance  is comparable to the prior
year-end balance and consists of items relating to the normal business operations.

           The line of credit liability decreased by approximately $3.3 million as the Company's loan volume was less than December 1995. The line of credit liability increases and decreases in relation to the fluctuations in receivables for mortgage loans and mortgage loans held for sale. The Company utilizes its line of credit to fund each loan closing.

(c)  SHAREHOLDERS' EQUITY

           The Company's equity declined $195,000 for the year. The decline is the result of the net loss reported for 1996.


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

           The Company reported a net loss of $195,000 during 1996 compared to a net loss of $535,000 during 1995. The mortgage company closed $79,222,000 in 1996 compared to $82,234,000 in 1995, a decrease of 3.7%, and a corresponding decrease in the number of loans sold of 148 (18.1%). The average loan sold was $118,419 in
1996  compared to $100,654  for 1995,  an increase of  17.6%.   The
decrease in dollar volume, along with the smaller margins for larger loans, is reflected in mortgage origination income for the year. Mortgage origination income was $295,076 or 16.8% less in 1996 than for 1995. Related accounts regarding loan originations, such as loan fees and interest charges, also decreased in 1996.

           Total expenses decreased  significantly in 1996 compared
to 1995. Total expenses decreased $677,437 or 27.0%. The primary causes for the reduction in expenses are employee compensation and benefits. The decreases in these expenses can be attributable to two
factors.   First,  the number  of employees  decreased 17%  during
1996.   Also, guaranteed   minimum  salaries   for   loan
originators  has  been discontinued.    Loan originators  receiving  a
draw against  future production has also been significantly limited.

           Other general and administrative expenses decreased $248,432 (38.0%) for 1996 compared to 1995. Branch offices determined to be unprofitable were closed during 1995 existing office space leases were renegotiated and expenses for existing
offices were  closely reviewed.   These actions contributed
significantly  to the reduction in general expenses.

           To summarize,  the Company reduced  its net loss  in 1996
compared to 1995.   Significant influences include a decrease in the
number of employees, the  discontinuance of unprofitable  offices, and
tighter control over general  and employee related expenses.   These
measures helped to minimize the effects of the decrease in loan volume.


1995 COMPARED TO 1994

           The Company reported a net loss of $513,000 during 1995 compared to a net loss of $2,830,000 during 1994. Prior to the restructure of the Company's subsidiary in May 1995, the Company
reported losses of $485,000.   The  remainder of  the year,  following
the restructure, reported losses were only $28,000. The Company has taken significant steps in late 1994 and throughout 1995 to curtail the losses. Certain of these actions are as follows:

           - Branch offices determined to be unprofitable were closed.

           - All activities related to forward contracts were ceased.

           - An outside investment banker was engaged on a consulting basis to review the operations of the Company and recommend changes he deemed necessary.

           - A new management team was installed at FFMC and has been given a substantial inducement in stock and stock options in FFMC in order to stay with the Company.

           - United Trust, Inc. invested $615,000 of new capital in an issue of Preferred Stock of FFMC and $10,000 of new capital in common stock of FFMC.

           - Procedures were implemented to reduce operating expenses of FFMC thereby lowering the breakeven point of operations. Management compensation was reduced through the negotiation of employment contracts. Guaranteed minimum salaries for loan originators was discontinued. Leases on branch offices were renegotiated. Leases on closed branch offices were negotiated for a final settlement thus eliminating future costs and liability.

           The Company's principal source of on-going revenue is mortgage origination income, which is directly related to the aggregate principal amount of mortgage loans sold. Mortgage origination income is comprised primarily of points that borrowers pay at loan closings, premium paid by or discount paid to permanent investors when they purchase a loan, and service release fees paid by investors to purchase loan servicing.

           Mortgage origination income increased from 1994 to 1995, as the aggregate principal amount of loans sold increased, the yield on the loans sold remained steady, and marketing losses were eliminated. The Company incurred interest expense for warehouse borrowings on a net amount in 1994 and 1995 (the borrower's note amount less any fees, interest, and/or escrows), while earning interest income from
borrowers  on the  gross amount  of the  note.   Servicing  income of
$9,315, $100,046 and $52,441 from FFMC's loan servicing portfolio is included in other income in 1995, 1994 and 1993, respectively. During 1994, the Company sold a significant portion of its serviced
loans  portfolio.   The Company  discontinued servicing  loans during
1995.

           The number  of FFMC salaried personnel decreased to 29 at
December 31, 1995  from  54 at  December  31, 1994.    As a  result,
employee compensation and benefits decreased. Health insurance costs were $78,015, $209,978 and $60,759 for 1995, 1994 and 1993, respectively. FFMC's health insurance carrier was changed in August of 1994 in an attempt to lower health insurance costs. The new carrier requires higher premiums, but no claim costs are paid by FFMC.

           The Company had  13 loan originators  at the end of  1995
compared to 27 at the end of 1994.   Closed  loan production was
approximately $82.2 million and $61.1 million in 1995 and 1994, respectively.

           Other general and  administrative expenses decreased 34%
from the prior period.   The decrease is  the result of cost  savings
from the closure of  certain branch  offices,   the renegotiation  of
existing leases and stricter management control over expenses.

           To summarize, the Company significantly reduced the net loss in 1995 compared to 1994. Significant influences include an increase in loan volume, the discontinuance of hedging activities, and tighter control over general and employee related expenses.


LIQUIDITY AND CAPITAL RESOURCES


(a)  OPERATING ACTIVITIES

           Consolidated operating activities produced negative cash flows of $155,000, $490,000 and $339,000 in 1996, 1995 and 1994,
respectively. Approximately $195,000 was needed to fund the Company's loss in 1996. The actual need for cash was less than $195,000 due primarily to depreciation charges included in net income.
Operating activities  produced approximately  $535,000 short  fall in
1995.   The  actual need  for  cash was  less  than $535,000  due
primarily to depreciation charges included in net income.

           Operating activities produced negative cash flows during 1994 of $2.8 million. The overall use of cash is less than the $2.8 million used to fund the loss because the decrease in mortgage loan related receivables was greater than the decrease in payables for warehouse borrowings as the Company used less of its own cash to warehouse loans.


(b)  FINANCING ACTIVITIES

           Cash was used  by financing activities in 1996 due to
repayment of the  note  payable.     (See  note  Go  of  the  notes
to financial statements). No other financing activities took place in 1996. Cash was provided through financing activities of $335,000 and $146,000 during 1995 and 1994, respectively. Through the restructure of FFMC, the Company received cash from the issuance of $615,000 of preferred stock of FFMC and $10,000 of common stock of FFMC, in exchange for $325,000 cash and a $300,000 note receivable.

           During 1994, cash was provided by the sale of capital stock. However, sale of the Company's stock was stopped June 2, 1994
by the Company.   The Board of Directors of the Company voted to
voluntarily terminate the offering on August 18, 1994.  On December
7, 1994, the Illinois Securities Department officially terminated the offering. Cash was used for incremental costs of the
offering  charged  to offering costs.   Cash was also  used
to repay the demand notes and accounts payable to an affiliated company.


(c)  FUTURE OUTLOOK

             Management continues  to search for alternatives  to
improve the performance of  FFMC.   There can be  no assurance  that
the  actions taken  will stop  the  losses or  provide  adequate loan
volume  for profitable operations.   For FFMC  to continue to  remain
viable,  it must be able to generate profits and cash flows in 1997.

ITEM 7.  FINANCIAL STATEMENTS.

INDEX OF FINANCIAL STATEMENTS

           The following consolidated financial statements of Fidelity are included as required by Item 7 of this Form 10-KSB.

                                                              Page

             Report of Independent Auditors*                   F-1

             Consolidated Balance Sheets as of
                December 31, 1996 and 1995*                    F-2

             Consolidated Statements of Operations
                for the years ended December 31,
                1996, 1995 and 1994*                           F-3

             Consolidated Statements of Shareholders'
               Equity for the years ended December 31,
               1996, 1995 and 1994*                            F-4

             Consolidated Statements of Cash Flows
               for the years ended December 31, 1996,
               1995 and 1994*                                  F-5

             Notes to Consolidated Financial Statements*       F-6


           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable and therefore have been omitted.



* filed herewith



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


(a.) IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS

           The following sets forth the names, ages, positions, and certain other information regarding the directors and executive
officers of Fidelity.   All  of the following,  except as noted,  have
held their positions with Fidelity since its formation in 1990.


ROBERT E. COOK (71) President and Director; Chairman of the Board of First Fidelity Mortgage Company, since 1991; Director of United Trust, Inc., since 1984; special advisor and consultant to United Trust, Inc., 1987 to 1994; Director of United Trust Assurance Company from 1986 to 1992; Director of United Trust Life Insurance
Company, 1989  to  1991;  President   of  Cook-Witter,  Inc.,  a
governmental consulting and  lobbying firm with offices  in
Springfield, Illinois, from  1985 to  1992.    Executive  Vice
President  of  the  Illinois Association  of  Realtors   from  1956
to  1984,   serving  as  that Association's   chief  executive
officer   and  chief  lobbyist  and legislative consultant.

JAMES E. MELVILLE (51) Director; Chief Financial Officer from 1993 and Senior Executive Vice President of United Trust, Inc., United Income, Inc., and United Trust Group, Inc., 1992 to present; Chief Financial Officer from 1993, Senior Executive Vice President and Director of certain non-insurance companies affiliated with United Trust Group, Inc., 1992 to present; President and Chief Operating Officer of certain life insurance companies affiliated with United Trust Group, Inc. since 1992; Senior Executive Vice President and Chief Operating Officer, Commonwealth Industries Corp. and Subsidiaries, 1984 to 1991 and President 1989 to 1991; Senior Vice President and Chief Financial Officer, Massachusetts General, Englewood, CO, 1976 to 1984; CPA, Coopers & Lybrand, Chicago, IL, 1973 to 1976.


ROBERT TOMLINSON (47) Director; President of Elite Advisory Services, Inc., a registered investment advisor and financial consultant, financial advisory services firm; Certified Financial Planner; investment company and variable contract products, and direct participation programs; member of the Institute of Certified Financial Planners, and the International Board of Certified Financial Planners; served on the Financial Advisors Service Board to Charles Schwab of Charles Schwab and Company.

           The term of office of each director expires at the annual meeting of shareholders upon election and qualification of his or her successor. Fidelity's executive officers serve at the pleasure of the Board of Directors.


(b.)  SIGNIFICANT EMPLOYEES

           Management of Fidelity's sole operating subsidiary, FFMC, is under the direction of Mr. Donald A. Lickel who serves as FFMC's President.

(c.)  FAMILY RELATIONSHIPS

NONE

(d.)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

NONE

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934

           Based solely upon a review of Forms 3 in the custody of Fidelity, or lack thereof, none of the persons who were officers, directors, or holders of 10% of the outstanding common stock during 1996, including those listed on page 26 of this Form 10-KSB, filed an initial report of beneficial ownership of the common stock of
Fidelity  on  the effective  date   (approximately   June  30,   1993)
of   Fidelity's registration statement filed on Form 10-SB.

           According to the stock transfer records of Fidelity, since the date of the required filing on Form 3, none of the reporting persons engaged in any transactions that were not reported on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

           The following table provides information concerning the cash and non-cash compensation earned and received by the Company's Chief Executive Officer and its most highly compensated executive officer for the fiscal year ended December 31, 1996.



                                SUMMARY COMPENSATION TABLE

                          Annual Compensation

                                                               Other
Name                                                          Annual
and                                                           Compen-
Principal                      Salary          Bonus          sation
Position          Year            ($)            ($)            ($)
Robert E. Cook    1996             0              0              0
President         1995             0              0              0
                  1994        58,000              0              0
                  1993        58,000              0              0
                  1992        58,000              0              0


Donald A. Lickel  1996        60,000              0              0
President of FFMC 1995        60,000         15,000              0
                  1994        60,000         45,453              0



                             Long Term Compensation


                                          Securities              All
Name                         Restricted     Under-              Other
and                            Stock         lying    LTIP      Compen-
Principal                    Award(s)     Options/  Payouts     sation
Position          Year         ($)          SARs (#)   ($)          ($)

Robert E. Cook    1996          0             0         0             0
President         1995          0             0         0             0
                  1994          0             0         0             0
                  1993          0             0         0             0
                  1992          0             0         0             0

Donald A. Lickel  1996          0             0         0             0
President of FFMC 1995          0             0         0             0
                  1994          0             0         0             0


LONG TERM COMPENSATION

           The Company has no stock options, stock appreciation rights or long-term incentive awards outstanding to its executive officers at December 31, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


(a.)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

NONE

(b.)  SECURITY OWNERSHIP OF MANAGEMENT

NONE


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           United Trust,  Inc. provides  accounting and  related
services  to the Company.   See  Notes E  and I  of the accompanying
consolidated financial statements for additional information concerning related party transactions.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a.)      INDEX OF EXHIBITS

             EXHIBIT NO.    DESCRIPTION OF EXHIBIT          PAGE NO.

                 3          (2)  Articles of Incorporation
                              and by-laws

                 4          (2)  Instruments defining the rights
                              of holders, incl. indentures

                10 (a) (2)  Asset purchase agreement

                10 (b) (2)  Master assignment and security
                              agreement

                10 (c) (4)  Master agreement with Fannie Mae

                10 (d) (4)  Master agreement with GE Capital
                              Mortgage Services, Inc.

                10 (e) (5)  Line of credit agreement

                10 (f) (6)  $18 million credit agreement between
                              the Company and the mortgage banker
                              named therein

                10 (g) (7)  Loan servicing purchase and sale agreement
                              with MidAmerica Federal Savings Bank

                10 (h) (8)  Master participation agreement for
                              warehouse funding

                10 (i) (8)  Stock purchase agreement dated May 26,
                              1995 between First Fidelity Mortgage
                              Company and United Trust, Inc.

                10 (j) (8)  Consulting agreement with Autumnwood
                              Financial Corporation

                10 (k) (8)  Employment agreement - Donald Lickel

                10 (l) (8)  Employment agreement - Alan Armour

                10 (m) (8)  Employment agreement - Joseph Cuttone, Jr.

                11          (1)  Statement re. computation of earnings
                              per share

                16          (2)  Letter on change in certifying
                                  accountants


             EXHIBIT NO.         DESCRIPTION OF EXHIBIT       PAGE NO.

                21          (2)  Subsidiaries of the registrant

                28          Additional exhibits-
                            (2)  (i)   Prospectus dated May 23, 1991
                            (2)  (ii)  Prospectus dated May 22, 1992
                            (3)  (iii) Prospectus dated May 21, 1993



FOOTNOTES:

1) See Note C-11 in accompanying consolidated financial statements on page F-8.
(2) Incorporated by reference from the Company's Registration of Securities on Form 10-SB, File No. 0-21502, filed 04/06/93.
(3) Incorporated by reference from the Company's Registration of Securities on Amended Form 10-SB, File No. 0-21502, filed 06/18/93.
(4) Incorporated by reference from the Company's quarterly report on Form 10-QSB, as of 6/30/93.
(5)  Incorporated by reference from the Company's quarterly report on
             Form 10-QSB, as of 9/30/93.
(6)  Incorporated by reference from the Company's annual report on
             Form 10-KSB, as of 12/31/93.
(7)  Incorporated by reference from the Company's quarterly report on
             Form 10-QSB, as of 9/30/94.
(8) Incorporated by reference from the Company's annual report on Form 10-KSB, as of 12/31/94.



(b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.




* filed herewith

                                      SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED FIDELITY, INC.
                                     (Registrant)




/s/  Robert E. Cook                                  March 24, 1997
Robert E. Cook, President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  Robert E. Cook                                  March 24, 1997
Robert E. Cook, President & Director


/s/  James E. Melville                               March 24, 1997
James E. Melville, Director


/S/ Robert Tomlinson                                 March 24, 1997
Robert Tomlinson, Director

                   REPORT OF INDEPENDENT AUDITORS


We have audited the accompanying consolidated balance sheet of United Fidelity, Inc. (an Illinois corporation) and subsidiary as of December 31, 1996, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Fidelity, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Craig Shaffer & Associates LTD.
Certified Public Accountants
Des Plaines, Illinois  60018

March 20, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

UNITED FIDELITY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                             December 31

                                          1996              1995
Assets
   Cash and cash equivalents          $   134,367      $   289,677
   Equity securities at market              1,125            1,125
     (cost $1,125)
   Mortgage origination fees receivable    24,316           87,036
   Receivables for mortgage loans       1,657,724        5,335,668
   Loans held for sale                  1,155,902          866,636
   Notes receivable                       300,000          300,000
   Other receivables                      169,724          105,491
   Furniture, fixtures and equipment,
     net of accumulated depreciation
     of $ 431,240 and $ 384,239,
     respectively                         64,807           116,838
   Total assets                       $3,507,965       $ 7,102,471

Liabilities
   Accounts payable                   $   53,962       $    47,910
   Line of credit                      2,676,808         6,020,000
   Notes payable                           6,777             9,250
   Other liabilities                     132,354           112,699
     Total liabilities                 2,869,901         6,189,859
   Minority interest                     621,707           701,285

Shareholders' Equity
  Class A 9% noncumulative,
    convertible and callable
    preferred stock, $ 15 par
    value, 700,000 shares authorized,
    220,211 issued  and outstanding
    in 1996 and 1995                   3,303,165         3,303,165
  Common stock, no par value,
    $.20 stated value, 10,000,000
    shares authorized,  220,211
    issued and outstanding in
    1996 and 1995                         44,042            44,042
  Additional paid-in capital           2,452,970         2,452,970
  Accumulated deficit                 (5,783,820)       (5,588,850)
     Total shareholders' equity           16,357           211,327
     Total liabilities and
       shareholders' equity           $3,507,965        $7,102,471


See accompanying notes to consolidated financial statements.

UNITED FIDELITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Years Ended December 31

                                     1996           1995          1994
Revenue :
  Mortgage origination income   $ 1,458,530   $ 1,753,606   $ 417,047
  Loan fees                         190,008       247,949     257,917
  Interest earned                   237,423       283,411     549,425
  Interest charges                 (310,371)     (321,121)   (526,109)
  Gain on sale fixed assets             287             0           0
  Gain on sale equity securities          0         1,204           0
  Sale of servicing                       0             0     807,757
  Other income                       32,149        29,052     125,074
                                  1,608,026     1,994,101   1,631,111

Expenses:
  Mortgage loan commissions
      and fees                      649,615       713,216     591,072
  Employee compensation and
      benefits                      511,400       769,497   1,855,960
  Loan costs                        215,884       280,042     306,015
  Interest expense                        0             0      32,697
  Hedging losses on forward
      contracts                           0             0     576,956
  Depreciation and amortization      50,618        93,767     111,373
  Other general and administrative  405,722       654,154     987,175
                                  1,833,239     2,510,676   4,461,248

Income (loss) before income
   tax provision                   (225,213)     (516,575) (2,830,137)

Income tax provision                      0             0           0
Minority interest in loss            30,243       (18,605)          0

Net income (loss)               $  (194,970)  $  (535,180)$(2,830,137)




Weighted average common
  shares outstanding                220,211       929,811   1,984,418

Net loss per common share       $     (0.89)   $    (0.58)$     (1.43)


See accompanying notes to consolidated financial statements.

UNITED FIDELITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and 1994


                      9% Preferred       Common Stock          Capital
                          Stock           Outstanding           Stock
                   Shares      Amount   Share      Amount     Subscribed
Balances at December
   31, 1993       176,852  $ 2,652,780 1,954,852 $390,970      $285,258

 Subscriptions of
 capital stock
 units in public
 offering          43,359      650,385    43,359    8,672      (285,258)
 Costs of public
   offering             0            0         0        0             0
 Repurchase of common
   stock                0            0     4,000     (800)            0
 Unrealized loss        0            0         0        0             0
 Net loss               0            0         0        0             0

Balances at December
  31, 1994        220,211    3,303,165 1,994,211  398,842             0

 Subscriptions of
  capital stock
  units in public
  offering              0            0(1,774,000)(354,800)            0
 Costs of public
  offering              0            0         0        0             0
 Repurchase of
  common stock          0            0         0        0             0
 Net loss               0            0         0        0             0

Balances at December
  31, 1995        220,211    3,303,165   220,211   44,042             0

 Net loss               0            0         0        0             0

Balances at December
  31, 1996        220,211  $ 3,303,165   220,211 $ 44,042    $        0



See accompanying notes to consolidated financial statements

UNITED FIDELITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and 1994


                     Additional       Un-
                      Paid-in      realized    Accumulated
                      Capital        Loss        Deficit        Total
Balances at December
  31, 1993        $  1,587,797  $  (1,167)   $ (2,223,533)  $ 2,692,105

 Subscriptions of
  capital stock
  units in public
  offering             639,673          0               0     1,013,472
 Costs of public
  offering             (42,735)         0               0       (42,735)
 Repurchase of
  common stock               0          0               0          (800)
 Unrealized loss             0     (1,230)              0        (1,230)
 Net loss                    0          0      (2,830,137)   (2,830,137)

Balances at December
  31, 1994           2,184,735     (2,397)     (5,053,670)       830,675

 Subscriptions of
  capital stock
  units in public
  offering             354,800          0               0              0
 Costs of public
  offering             (86,565)         0               0        (86,565)
 Repurchase of common
  stock                      0      2,397               0          2,397
 Net loss                    0          0        (535,180)      (535,180)

Balances at December
  31, 1995           2,452,970          0      (5,588,850)       211,327

 Net loss                    0          0        (194,970)      (194,970)

Balances at December
  31, 1996         $ 2,452,970  $       0 $    (5,783,820)  $     16,357


                                      F-5a

UNITED FIDELITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         Years Ended December 31
                                     1996          1995        1994
Cash Flows From Operating Activities
  Net loss                     $   (194,970)  $  (535,180) $ (2,830,137)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Depreciation and
        amortization                 50,618        93,767       111,373
      Minority interest in
        loss                        (30,243)       18,605             0
      (Gain) loss on sale
        of equipment                   (287)          232         2,481
      Gain on sale equity
        securities                        0        (1,204)            0
      Changes in assets and liabilities:
         (Increase) decrease in
           origination fees
           receivable                62,720       (66,270)      146,822
         (Increase) decrease in
           receivable for mortgage
           loans sold             3,677,944    (3,713,328)   18,750,590
         (Increase) decrease in
           loans held for sale     (289,266)    1,763,238     1,693,748
         (Increase) decrease in
           other receivables        (64,233)      (67,370)       54,516
         Increase (decrease) in
           accounts payable           6,052      (103,711)       72,278
         Increase (decrease) in
           line of credit        (3,343,192)    2,094,272   (18,028,280)
         Increase (decrease) in
           other liabilities        (29,680)       26,846      (312,357)
Net cash (used) provided by
  operating activities             (154,537)     (490,103)     (338,966)

Cash Flows From Investing
  Activities
  Proceeds from sale of
    equity securities                     0         9,929         1,766
  Purchase of equity securities           0        (1,125)            0
  Proceeds from sale of
    furniture and equipment           1,700           510        11,772
  Purchase of furniture
    and equipment                         0       (13,472)      (26,906)
Net cash provided (used) by
  investing activities                1,700        (4,158)      (13,368)

Cash Flows From Financing Activities
  Proceeds from sale of
    capital stock                         0           500     1,013,472
  Proceeds from notes payable             0         9,250          (800)
  Proceeds from notes payable        (2,473)            0             0
  Capitalization by United
    Trust, Inc.                           0       325,000       (42,735)
  Decrease in notes payable -
    affiliate                             0             0      (475,000)
  Increase in accounts payable -
    affiliate                             0             0      (349,014)
Net cash provided by financing
  activities                         (2,473)      334,750       145,923

Net (decrease) increase in cash    (155,310)     (159,511)     (206,411)

Cash and cash equivalents at
  beginning of period               289,677       449,188       655,599

Cash and cash equivalents at
  end of period                $    134,367   $   289,677  $    449,188


Supplemental disclosure of cash flow information:
      Taxes paid during the
         period                    $          0  $        0  $       0
      Interest paid during the
         period                    $    274,266  $  168,492  $ 497,572

See accompanying notes to consolidated financial statements.

UNITED FIDELITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995


NOTE A--ORGANIZATION

United Fidelity, Inc. (the "Company") was formed on October 24, 1990, primarily for the purpose of providing integrated financial services to purchasers of residential real estate in Illinois. Present services include residential real estate mortgage banking.

The Company was engaged in a $21,000,000 intrastate securities offering, which was reduced to a $12,000,000 offering on May 23,
1994.   The Board of Directors  of the Company  voted  to voluntarily
terminate the  offering on  August  18, 1994.   Upon termination of
the offering, this securities offering had raised $6,604,310.

During 1995, the Company and UTI worked together to eliminate at no cost all of the Common shares of United Fidelity, Inc. issued to promoters, directors, salespeople and employees of affiliated
companies.   This means that the public shareholders who purchased
Common and Preferred Stock in units effectively own all of the outstanding stock of UFI. See Note C.

First Fidelity Mortgage Company ("FFMC"), a 71% owned subsidiary of the Company, is engaged in the residential mortgage brokerage and
banking business and operates two production offices.   The offices
are located in Glen Ellyn and Peoria, Illinois. FFMC originates residential mortgage loans, arranges to sell the loans to a permanent investor and provides temporary funding from the date the loan closes until such time as the permanent investor funds the loan (usually within 30 days of the loan closing).


NOTE B--ACCOUNTING POLICIES

1.  NATURE OF OPERATIONS

United Fidelity, Inc. is a mortgage banking holding company that, through its subsidiary, is engaged in the residential mortgage brokerage and banking business.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements  include the accounts  of the
Company and  its 71%  owned subsidiary.    All  intercompany  accounts
and  transactions  have  been eliminated in consolidation.

3.  USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates.

4.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and in banks and certificates of deposit with original maturities of three months or less.

UNITED FIDELITY, INC. AND SUBSIDIARY

5.  RECEIVABLES FOR MORTGAGE LOANS SOLD

When mortgage loans are delivered to the final investor, the Company records receivables for mortgage loans sold and recognizes gains and losses on such sales. The receivable for mortgage loans sold is satisfied upon settlement with the final investor, usually within 30 days of the sale.


6.  MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are reported at the lower of aggregate cost or market value. Cost is the face value of the mortgage reduced by the net deferred fees and costs which are recognized upon sale. The related servicing rights may either be sold or retained. Gains or losses on such sales are recognized at the time of sale and are determined by the difference between net sales proceeds and cost.

7.  FURNITURE AND EQUIPMENT

Furniture  and  equipment are  recorded  at cost.   Depreciation  is
provided using straight-line and accelerated methods over periods ranging from five to seven years.


8.  INTANGIBLE ASSETS

Tangible and identifiable intangible assets were recorded based on values stated in the asset purchase agreement and estimates of fair market value of the respective assets at the date of acquisition. Goodwill, representing the acquisition cost of First Mortgage Corporation assets in excess of the value of net assets acquired, was eliminated through the restructuring of the Company's investment in FFMC.

Organizational costs consist principally of legal and registration fees resulting from the establishment of the Company.
Amortization expense pertaining to organizational costs was $0, $0 and $5,532 for each of the years ended December 31, 1996, 1995 and 1994.

At December 31, 1996 and 1995, no intangible assets remain on the balance sheet.

9.  DEFERRED LOAN FEES AND COSTS

In  accordance  with   Financial  Accounting  Standards  Board
Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", lending transaction fees and costs are deferred and recognized as income or expense in the periods the related loans are sold.

10.  MORTGAGE ORIGINATION INCOME

Mortgage origination income includes all mortgage related revenues other than loan fees, servicing fees and interest.

11.  LOAN FEES

Loan fees include payments received from borrowers, usually at the time of application, to cover loan costs (the costs of appraisals and credit reports provided by third parties and paid for by FFMC).

UNITED FIDELITY, INC. AND SUBSIDIARY

12.  MORTGAGE SERVICING FEES AND LATE CHARGES

The  Company  recognizes mortgage  servicing fees  and late  charges
as  income when collected.   Servicing fees are  calculated on  the
basis of outstanding principal balances of loans serviced. Income from mortgage servicing is included in "other income" in the Consolidated Statements of Operations.

13.  LOSS PER SHARE

Net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the years ended December 31,
1996, 1995, and 1994.   The convertible preferred  stock is not
considered as a common stock equivalent in the calculation as its effect would be antidilutive.

NOTE C-- SUBSIDIARY RESTRUCTURE

Prior to implementation of the plan of restructure in May 1995, the Company incurred losses from operations, reduction in production
volume and  substantial cash  flow problems.   An outside investment
banker was engaged to review the operations of the Company and
recommend  changes he deemed necessary.   On May 26, 1995, based on
the recommendation of the outside investment banker, the Company, FFMC and United Trust, Inc. ("UTI"), have cooperated together to accomplish:

    A. Elimination at no cost of almost all of the Common shares of United Fidelity, Inc. issued to promoter, directors, salespeople and employees of affiliated companies. This means that the public shareholders who purchased Common and Preferred Stock in units effectively own all of the outstanding stock of UFI.

    B. A new management team has been installed at FFMC and has been given a substantial inducement in stock and stock options in FFMC in order to stay with the Company.

    C. UTI invested $615,000 of new capital in an issue of Preferred Stock of FFMC and $10,000 of new capital in common stock of FFMC and further agreed to guarantee up to $2,000,000 of
       mortgage credit  lines for  FFMC.   This capitalization, which
       provided an additional $325,000 in cash, allowed unpaid bills to be brought current and permitted loan originations to continue uninterrupted.

    D. In exchange for the 100 shares of FFMC common stock previously owned, UFI received 1,000,000 shares of the newly
        authorized common  stock.   UFI also  contributed $259,035  in
        assets  to FFMC.   These  assets included $34,435 in  cash,
        $6,369 in equity securities, $44,700 mortgage loan receivable and $173,531 in receivables resulting from prior advances.

    E. The series A Preferred Stock issued to UTI is redeemable at any time at the option of management. If the shares currently outstanding are redeemed prior to May 26, 1998, accrued dividends will be waived. Also, if FFMC redeems 300,000 of UTI's shares of Series A Preferred Stock prior to May 26, 1996, FFMC may then redeem 50,000 shares of common stock owned by UTI for an aggregate purchase price of $2,500. If the remaining shares of Series A Preferred Stock are redeemed prior to May 26, 1997, the Company may then redeem an additional 50,000 shares of common stock owned by UTI for an aggregate purchase price of $2,500.
        The May 26, 1996 redemption date was not exercised by the Company.

UNITED FIDELITY, INC. AND SUBSIDIARY

    F. On April 26, 1995, FFMC sold 105,000 shares of common stock (4.2% outstanding) to Autumnwood Financial Corporation for $250 and 105,000 shares of common stock to FFMC's president for $250. In addition, stock options were offered to two key loan officers where in each can purchase 127,500 shares for $250. The options expired on May 8, 1996.

As a result of these transactions, UFI owns 1,000,000 of the 1,410,000 shares of the common stock issued and outstanding, or 71% of FFMC.
UTI owns all 615,000 shares of the preferred stock issued and outstanding and 200,000 shares of common stock.

In addition to the above, during 1995, management has implemented procedures to reduce expenses of FFMC extensively and thereby lowered the breakeven point of operations. These procedures included closing unprofitable branch offices, ceasing forward
contract  activities, and reducing  operating expenses.   Operating
expenses were reduced by reducing employment contracts, eliminating minimum salaries for loan officers and renegotiating lease agreements for branch offices.



NOTE D--NOTE RECEIVABLE

The Company  has a note receivable from First Commonwealth
Corporation, a subsidiary of UTI, in the amount of $300,000 at
December 31, 1996. The note bears interest at a variable per annum rate equal to 1% over the variable per annum rate of interest most
recently announced by the  Wall Street Journal as the prime rate.   As
of March 1, 1997, the prime rate was 8.25%.


NOTE E--FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31 consist of the following:

      Cost                                     1996               1995


      Furniture and fixtures               $ 231,438         $ 236,468
      Computer hardware                      182,113           182,113
      Computer software                       72,034            72,034
      Equipment under capital lease           10,462            10,462
                                             496,047           501,077
      Less accumulated depreciation          431,240           384,239

                                           $  64,807         $ 116,838


Depreciation expense amounted to $ 50,618, $ 73,394 and $96,474 in 1996, 1995, and 1994, respectively.

UNITED FIDELITY, INC. AND SUBSIDIARY

NOTE F--BORROWING ARRANGEMENTS

FFMC had  a "Master Participation  Agreement" with  a lender on  an
individual  loan basis.   The lender  required  one hundred  percent
participation in the loans it funded. There were no covenant restrictions with this agreement. The fees for this agreement were $100 per loan with interest being prime plus one half of a percent. As usage of this agreement increased, the fees and interest decreased based on quoted monthly volume. FFMC began utilizing the agreement in October 1994. The interest incurred on these funds in 1996, 1995 and 1994 was $678, $150,732 and $0 and the related fees
totaled $0,  $35,425 and $0, respectively.   FFMC discontinued use of
this line late in 1995.

On May 10, 1995, FFMC secured an additional source of mortgage funding and entered into a Mortgage Loan Repurchase Agreement with a lender on an individual loan basis. The lender requires one hundred percent participation in the loan it funds. There are no covenant
restrictions with this agreement.   The fees for this agreement are
$50 per loan with interest being prime plus one percent. FFMC began utilizing the agreement in June 1995. The interest incurred on these
funds in 1996 and 1995  was $279,992   and  $143,076  and  the
related  fees  totaled   $29,700  and  $12,400, respectively.


NOTE G--NOTES PAYABLE

At December 31, 1996, the Company has a note payable of $6,777. The note, dated October 30, 1995, bears interest at 6% per annum and requires equal monthly payments for a term of forty eight months. The note was originated in connection with the purchase of an automobile by FFMC. Expected principal reductions for the next five years are as follows:


                        1997                  2,262
                        1998                  2,401
                        1999                  2,114
                        2000                      0
                        2001                      0


NOTE H--INCOME TAXES

Until the FFMC restructure in May 1995 (See Note C), the Company filed a consolidated federal income tax return which included the results of FFMC. Following the restructure, the Company and FFMC are no longer eligible to file a consolidated federal income tax return pursuant to the Internal Revenue Service Code relating to percentage of ownership.

No provisions for income taxes for the years ended December 31, 1996, 1995, and 1994 have been reflected in the statements of operations due to net operating losses since inception.

At December 31, 1996, the Company has tax net operating loss carryforwards for federal income tax purposes available to offset future taxable income as follows:

UNITED FIDELITY, INC. AND SUBSIDIARY

               Expiration
                  Year
                 Ending                UFI             FFMC

                  2005           $   14,000       $        0
                  2006              281,000          309,000
                  2007              280,000          198,000
                  2008              231,000          616,000
                  2009              174,000        2,768,000
                  2010               23,000          486,000
                  2011                1,000          224,000

                 Total           $1,004,000       $4,601,000


The Company has established a deferred tax asset of $1,962,000 for its operating loss carryforward and has established an allowance of $1,962,000.


NOTE I--COMMITMENTS, CONTINGENCIES, AND OFF BALANCE SHEET RISK

1.  LEASES

The Company leases office facilities under various operating leases having initial or remaining noncancelable lease terms in excess of one year. Rent expense under these leases aggregates $85,920, $161,929 and $273,196 for 1996, 1995, and 1994, respectively.
Minimum rental commitments under the aforementioned leases as of December 31, 1996, are as follows:

                        YEAR                    AMOUNT

                        1997                  $ 89,202
                        1998                    83,265
                        1999                         0
                       TOTAL                  $172,467


2.  UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions located in Illinois. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996 and 1995, the Company's uninsured balances
aggregate to approximately $79,728 and $32,552, respectively.    In
connection with mortgage servicing activities, no related fiduciary funds held in trust were uninsured at December 31, 1996 and 1995.

UNITED FIDELITY, INC. AND SUBSIDIARY

3.  RECEIVABLES FOR MORTGAGE LOANS SOLD

At  December  31,  1996  and  1995,  the  Company  had  $1,657,724
and $5,335,668, respectively, in outstanding accounts receivable from various mortgage investors. This amount represents loans which the Company closed, funded and sold, but for which the Company has not yet received reimbursement from a permanent investor. In general, the time span between the date of funding by the Company and the receipt of funds from the investor does not exceed 30
days.   Collection  of  the Company's receivables is dependent on the purchasing ability of its permanent investors. None of the investors has ever defaulted on a payment commitment.

4.  PIPELINE OF MORTGAGE LOAN APPLICATIONS IN PROCESS

As of December 31, 1996, and 1995, commitments to fund mortgage loan applications in process with pre-established interest rates and fees
aggregated over  $4.9 and $5.6 million, respectively.   The Company
has adequate lines of credit at December 31, 1996, and 1995, to fund its projected loan closings from its mortgage loan pipeline.

5.  FORWARD CONTRACTS

The  Company sold  mortgage-backed securities  through forward
delivery commitments with major dealers in such securities.   Forwards
are used as hedges of anticipated mortgage loan sales. Forward contracts involve selling mortgage-backed securities at a specified price for delivery on a specified future date. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in mortgage values and interest
rates.   Gains and  losses related  to forwards  are recognized in the same period in which gains and losses on the related hedged mortgage
loans are  recognized.   The Company  discontinued  use of  forward
contracts during 1994. There were no forward contracts outstanding at December 31, 1996 and 1995.

6.  REPURCHASE REQUIREMENTS

Mortgage loans and their related servicing rights are sold under agreements that define certain criteria for the mortgage loan. If the criteria are not met, FFMC is required to repurchase the mortgage loan.

Conforming conventional loans serviced by FFMC are sold to the Federal National Mortgage Association ("FNMA") on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA rather than FFMC.

7.  CONCENTRATION OF BUSINESS

The Company's primary business activity is the origination, closing, selling and servicing of real estate mortgage loans on one- to four-family residential property located in Northern and Central Illinois. The volume of business is, accordingly, directly dependent on economic conditions in those areas and the financial well-being and credit worthiness of borrowers.

UNITED FIDELITY, INC. AND SUBSIDIARY

NOTE J--TRANSACTIONS WITH RELATED PARTIES

United Trust, Inc. provides the Company with accounting and related services. The Company incurred expenses of $0, $0 and $82,069 for
services performed during 1996, 1995  and 1994, respectively.   The
Company rented office space from United Trust, Inc. through May 1996, and incurred rent expense of $0, $0 and $6,000 in 1996, 1995,
and  1994, respectively.   The above amounts are  included in
"employee compensation and benefits" and "other general and administrative" expenses, respectively, in the accompanying Consolidated Statements of Operations.


NOTE K--SHAREHOLDERS' EQUITY

1.  INITIAL SALE OF COMMON STOCK

In October 1990, the Company issued 2,043,000 shares of no par value common stock at $.20 stated value per share. The proceeds from the stock sale were $408,600. As a part of the restructure of FFMC in May 1995, the shares outstanding issued to officers, promoters, salespeople, and affiliated companies, were retired at no cost to the Company.

2.  PUBLIC OFFERING OF STOCK

During the first five months of 1994, the Company continued to market its public stock offering. The Company's original offering was 700,000 units ("units"), which was reduced to 400,000 units with
the  prospectus dated May  23, 1994.   Each unit consists of one share
of no par value common stock and one share of Class A, 9% noncumulative convertible preferred stock, $15 par value per share. Each share of Class A preferred stock may be converted, at the holder's option, into two shares of common stock until three years after the completion of the offering, unless extended by the Company. The Company may, at its option, at any time, call for redemption of all or any portion of the shares of Class A preferred stock, and pay the holder $20 per share, plus any declared but unpaid dividends.
The units are offered  to the public at $30  per unit.   Upon any
liquidation, dissolution, or winding up of the Company, the holders of the Class A preferred stock will be entitled to receive, from the assets of the Company remaining after paying or providing for the payment of all creditors, and before any payments to the holders of the common stock, an amount equal to $15 per share, together with an amount equal to any declared and unpaid dividends.

Due to the recent losses of FFMC, the Company stopped the sale of its
stock units to the  public  on June  2, 1994.    The Board  of
Directors of the Company voted to voluntarily terminate the offering on August 18, 1994.

This public stock offering is exempt from the registration requirements of the Securities Act of 1933, as amended, as provided by Section 3(a)11 and Rule 147 promulgated thereunder. Accordingly, this public stock offering is not registered with the Securities and Exchange Commission.

3.  REPURCHASE OF COMMON STOCK

In 1995, the Company retired 1,774,000 shares of common stock as part of the reorganization of FFMC. The shares, which had been issued to officers, promoter, salespeople, and affiliated companies, were

UNITED FIDELITY, INC. AND SUBSIDIARY
retired at no cost.

During the year ended December 31, 1994, the Company repurchased 4,000 shares of common stock from certain of the original organizers at the original issue cost of $800.

4.  OFFERING COSTS

Costs directly attributable to the distribution of the stock are charged against the gross proceeds  of the  public offering  rather
than to  operations.   The following costs have been specifically
identified as costs of the offering:

                              1996         1995        1994

     Commissions                 -            -     109,920
     Legal fees                  -            -      21,095
     Printing                    -            -       8,161
     Other                       -            -     (96,441)
      Total             $        -   $        -   $  42,735


5.  PROCEEDS OF PUBLIC OFFERING

The Company deposited all proceeds from  the public stock offering
into a segregated bank account.     Generally,  amounts equal  to  17%
or  less  of the  subscriptions deposited were then transferred to the Company's operating account,  leaving 83%  or more of the
subscription proceeds in the segregated account.   However, during
1994 and 1993, in addition to transferring 17% for offering costs, the Company transferred $927,720 and $169,131, respectively, for general corporate expenses. In 1995, the segregated account was closed and all remaining funds were used for general corporate expenses.

Activity in the segregated account was as follows:

                                           1996          1995

      Beginning balance                      -       $ 221,319
      Subscription deposits                  -               -
      Interest credited                      -           4,579
      Interest used for operations           -          (4,579)
      Funds used for offering costs          -               -
      Line of credit to FFMC                 -               -
      Repayment of line of credit            -               -
      Funds used for general
         corporate expenses                  -        (221,316)


      Balance remaining           $          -  $            -

UNITED FIDELITY, INC. AND SUBSIDIARY

NOTE L--OTHER CASH FLOW DISCLOSURE

On a  cash basis,  the  Company paid  $274,266, $168,492  and
$497,572 in  interest expense for  the years 1996,  1995 and 1994,
respectively.   The Company  paid $0 in federal income tax for the
years 1996, 1995 and 1994.

As part of the subsidiary's restructure on May 26, 1995 (see NOTE C), UTI transferred a $300,000 note receivable as partial consideration for preferred stock issued by FFMC.


NOTE M--FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1996 follow:


Estimated
                                              Carrying         Fair
                                               Amount          Value
   FINANCIAL ASSETS:
       Cash and cash equivalents             $ 134,367      $ 134,367
       Loans held for sale                 $ 1,155,902     $1,155,902
       Notes Receivable                      $ 300,000      $ 300,000

   FINANCIAL LIABILITIES:
       Lines of credit                     $ 2,676,000     $2,676,000
       Notes and accounts payable             $ 60,739       $ 60,739
       Other liabilities                     $ 132,354      $ 132,354



The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS - Due to the short term nature of these assets, the carrying amount is a reasonable estimate of fair value.

LOANS HELD FOR SALE - Fair value is estimated using quoted market prices.

LINES  OF CREDIT, NOTES  AND ACCOUNTS PAYABLE  AND OTHER LIABILITIES
- The carrying amount is a reasonable estimate of fair value.