Form 10QSB
period 1997-03-31
UNITED FIDELITY INC
filed 1997-05-15
CIK 900308

SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C.  20549


                                             FORM 10-QSB


   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 1997

                                                  or

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


                      Former name, former address and former fiscal year,
                                if changed since last report.)

   Check whether the issuer (1) filed  all reports required to be  filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes  X     No

   The number of shares of Common Stock, no par value per share, outstanding as of May 12, 1997:
   220,211.

                                      This document consists of 13 pages.

                         UNITED FIDELITY, INC.
                     QUARTERLY REPORT ON FORM 10-QSB

                            TABLE OF CONTENTS




                                                                      Page
                                                                    Number

   PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996                                           3

         Consolidated Statements of Operations
         for the three months ended March 31, 1997 and 1996              4

         Consolidated Statements of Cash Flows for
         the three months ended March 31, 1997 and 1996                  5

         Notes to Consolidated Financial Statements                      6


   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

   PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                        12

   Item 2.     Changes in Securities                                    12

   Item 3.     Defaults Upon Senior Securities                          12

   Item 4.     Submission of Matters to a Vote of
               Security Holders                                         12

   Item 5.     Other Information                                        12

   Item 6.     Exhibits and Reports on Form 8-K                         12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

United Fidelity, Inc. and Subsidiary

Consolidated Balance Sheets
                                               March 31        December 31
                                                 1997              1996
   Assets
      Cash and cash equivalents            $     45,654       $   134,367
      Equity securities at market                 1,125             1,125
        (cost $1,125)
      Mortgage origination fees
        receivable                               24,558            24,316
      Receivables for mortgage loans          1,976,656         1,657,724
      Loans held for sale                     1,452,983         1,155,902
      Notes receivable                          300,000           300,000
      Other receivables                         166,834           169,724
      Furniture, fixtures and
        equipment, net of accumulated
        depreciation of $ 434,602 and
        $ 431,240, respectively                  57,242            64,807
         Total assets                      $  4,025,052       $ 3,507,965

   Liabilities
      Accounts payable                     $     61,573       $    53,962
      Line of credit                          3,268,184         2,676,808
      Notes payable                               6,224             6,777
      Other liabilities                         176,044           132,354
         Total liabilities                    3,512,025         2,869,901
      Minority interest                         585,348           621,707

   Shareholders' Equity
     Class A 9% noncumulative,
       convertible and callable
       preferred stock, $ 15 par value,
       700,000 shares authorized,
       220,211 issued and outstanding
       in 1997 and 1996                       3,303,165         3,303,165
     Common stock, no par value,
       $.20 stated value, 10,000,000
       shares authorized, 220,211 issued
       and outstanding in 1997 and 1996          44,042           44,042
     Additional paid-in capital               2,452,970        2,452,970
     Accumulated deficit                     (5,872,498)      (5,783,820)
         Total shareholders' equity             (72,321)          16,357
         Total liabilities and
         shareholders' equity              $  4,025,052      $ 3,507,965



See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Consolidated Statements of Operations



                                                 Quarter Ended
                                        March 31                March 31
                                          1997                    1996
Revenue :
     Mortgage origination income    $    237,755             $   455,448
     Loan fees                            29,908                  68,277
     Interest earned                      30,201                  71,945
     Interest charges                    (44,599)                (99,470)
     Other income                          7,003                   8,050
                                         260,268                 504,250

Expenses:
     Mortgage loan commissions
       and fees                          146,713                 141,191
     Employee compensation
       and benefits                      107,598                 148,324
     Loan costs                           48,664                  70,337
     Depreciation and amortization         7,565                  12,754
     Other general and
       administrative                     62,633                 109,298
                                         373,173                 481,904

Income (loss) before income
   tax provision                       (112,905)                  22,346

Income tax provision                          -                        -
Minority interest in gain (loss)         24,227                  (15,289)

Net income (loss)                  $    (88,678)              $    7,057




Weighted average common
   shares outstanding                   220,211                 220,211

Net income (loss) per common share $      (0.40)            $      0.03



See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Consolidated Statements of Cash Flows



                                                   Three Months Ended
                                                March 31          March 31
                                                  1997               1996


   Cash Flows From Operating Activities
     Net income (loss)                         $ (88,678)        $  7,057
     Adjustments to reconcile net loss to
       net cash used by operating
       activities:
         Depreciation and amortization             7,565           12,754
         Minority interest in gain               (36,359)           3,022
         Loss on sale of equipment                     -               62
         Changes in assets and liabilities:
            (Increase) decrease in origination
              fees receivable                       (242)          24,420
            (Increase) decrease in receivable
              for mortgage loans sold           (318,932)       3,045,812
            (Increase) decrease in loans held
              for sale                          (297,081)      (1,435,243)
            (Increase) decrease in other
              receivables                          2,890          (34,391)
            Increase (decrease) in accounts
              payable                              7,611           (4,701)
            Increase (decrease) in line of
              credit                             591,376       (1,680,803)
            Increase (decrease) in other
              liabilities                         43,690          (27,061)

   Net cash used in operating activities         (88,160)         (89,072)

   Cash Flows From Investing Activities
     Proceeds from sale of furniture
        and equipment                                  -              200

   Net cash provided by investing activities           -              200

   Cash Flows From Financing Activities
     Payments on note payable                       (553)            (864)

   Net cash used in financing activities            (553)            (864)

   Net decrease in cash                          (88,713)         (89,736)

   Cash and cash equivalents at beginning
     of period                                   134,367          289,677

   Cash and cash equivalents at end of period $   45,654        $ 199,941

   Supplemental disclosure of cash
     flow information:
         Taxes paid during the period          $       -        $       -
         Interest paid during the period       $  44,599        $  49,928
See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Notes to Consolidated Financial Statements


NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by United Fidelity, Inc. ("Fidelity" or the "Company") and include the accounts of its 71% owned subsidiary, First Fidelity Mortgage Company
("FFMC").    These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1996 and 1995. The results of operations for the three month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results for the full year.


NOTE 2.  RECLASSIFICATIONS

      Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.



NOTE 3.  SHAREHOLDERS' EQUITY

      During the first three months of 1997, Shareholders' Equity decreased as a result of the Company's net loss of ($88,678).



NOTE 4.  INCOME PER SHARE

      Net gain (loss) per share was calculated by dividing net gain (loss) by the weighted average number of shares outstanding for the period. The convertible preferred stock was not considered as a common stock equivalent in the calculation as its effect would be antidilutive.



NOTE 5.  COMMITMENTS AND CONTINGENCIES

      At March 31, 1997, and December 31, 1996, the Company had $1,976,656 and $1,657,724, respectively, in outstanding accounts receivable from various mortgage investors. This amount represents loans which the Company closed, funded and sold, but for which the Company has not yet received reimbursement
from a permanent investor.   In general, the time span between the date of
funding by the Company and the receipt of funds from the investor does not exceed 30 days.

United Fidelity, Inc. and Subsidiary

      Collection of the Company's receivables is dependent on the purchasing ability of its permanent investors. None of the investors has ever defaulted on a payment commitment.

      The Company's primary business activity is the origination, closing selling and servicing of real estate mortgage loans on one-to-four family
residential property located in Northern and Central Illinois.   The volume
of business is, accordingly, directly dependent on economic conditions in those areas and the financial well-being and creditworthiness of borrowers.



NOTE 6.  BORROWING ARRANGEMENTS

      FFMC has a Mortgage Loan Repurchase Agreement with a lender on an
individual loan basis.   The lender requires one hundred percent participation
in the loans it funds.   There are no covenant restrictions with this agreement.
The fees for this agreement are $50 per loan with interest being prime plus one percent. FFMC began utilizing the agreement in June 1995. The interest incurred on these funds as of March 31, 1997 and 1996 was $39,499 and $89,542 and the related fees totaled $5,100 and $9,250, respectively.



NOTE 7.  INCOME TAXES

      The Company files separate federal income tax returns for itself and its 71% owned subsidiary. No provisions for income taxes have been reflected in the statements of operations due to a net operating loss carryforward and current period losses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Set forth below is management's discussion and analysis of the significant items in the balance sheets, statements of operations and statements of cash flows for the three months ended March 31, 1997 and 1996. The primary purpose of management's discussion and analysis is to enhance the reader's understanding of the Company's operations as reflected in its financial statements. This information should be read in conjunction with the consolidated financial statements and notes thereto on pages 3 through 7.


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

      The financial condition of the Company has deteriorated compared to the first quarter of 1996. Loan productivity has not been at a level sufficient to cover operating costs, resulting in a significant reduction in the cash
position of the Company.   The Company has implemented several cost reduction
strategies, however, revenues derived from mortgage origination income has not consistently remained at a level sufficient to cover operating expenses.


Three Months Ended March 31, 1997, Compared to Year Ended December 31, 1996


(a)   Assets

      Cash and cash equivalents decreased as the Company utilized cash to reduce payables existing at the end of the fourth quarter and cover operating activities during the first quarter. Receivables for both mortgage loans sold and mortgage origination fees increased due to the timing of loan closings and the availability of loans held for sale. This is reflected in the increase in loans held for sale. The Company was holding more loans at the end of the first quarter of 1997 than the fourth quarter of 1996.

      At March 31, 1997, the Company holds a $300,000 note receivable. The note originated as partial payment of proceeds to FFMC from United Trust, Inc. for preferred and common stock issued by FFMC in the May 1995 restructure. Interest is received quarterly.


(b)   Liabilities

      The line of credit liability increased as the Company had more loans funded from its lender pending receipts from final investors.


(c)   Shareholders' Equity

      During the first three months of 1997, Shareholders' Equity decreased from an operating loss of ($88,678).

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



Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

      A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:



ACTIVITY FOR THREE MONTHS ENDED            MARCH 31, 1997     MARCH 31,1996
   Loans sold                               $13,198,349       $26,416,945
   Number of loans sold                         103                237
   Mortgage origination income              $   237,755       $   455,448
   Loan offices                                   2                  3
   Loan originators                              11                 13
   Other personnel                               11                 17

      The Company reported a net loss of ($88,678) at March 31, 1997 compared to a net gain of $7,057 for the same period one year ago.

      The Company sold approximately 134 fewer loans with the total dollar volume half that of the previous year. The decrease in loan volume is reflected in the decrease in gross revenue of $243,982 or 48%.

      Interest charges exceeded interest earned during the first quarter of 1997. This is the result of the interest rate on the line of credit exceeding
interest earned on mortgage loans originated.    Both interest amounts are
less than first quarter 1996 as a result of the substantial decrease in closed loan volumes from the prior year.

      Total expenses decreased $108,731 (23%) from the prior year, reflecting the steps taken to reduce costs. The reduction in employee compensation and benefits expense can be attributed to the 27% decrease in the number of
employees from the same period  last year.   Most of the reduction came in
the form of support personnel.   Mortgage loan commissions and fees increased
$5,185 resulting from the write off of draws of $20,000 against future commissions which were deemed uncollectible.

      Other general and administrative expenses decreased 43% from the comparable period of the prior year. The decrease reflects the decrease in fewer support personnel, offices and related overhead expenses as the Company continues efforts to reduce and control costs.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996


(a)   Operating Activities

      Consolidated operating activities produced negative cash flows of more than $88,000 during the first quarter of 1997. The use of cash was caused by use of cash for operations. Also, receivables for mortgage loans sold and loans held for sale increased from year end, resulting in a further strain in the cash position of the Company.

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



(b)   Financing Activities

      There have been no significant financing activities during the first quarter of 1997 or 1996.


(c)   Future Outlook

      The Company continues to implement procedures to help the mortgage company stop the losses and drain on cash that occurred in the last part of
1996 and early 1997.   Results for the three months ended March 31, 1997 show
a loss of more than ($88,000) compared to a gain of $7,000 in 1996. The primary cause of this loss is the significant reduction in loans closed in
1997 compared  to 1996.   Loan production decrease 50% from the same period
last year.   Loan production included only $2,460,000 in closed loans in
February 1997 and has improve to more than $7,000,000 in April 1997.   Also,
in April 1997, the Company took additional steps to reduce costs and lower
the breakeven point of operations.   These steps primarily included additional
reductions in salaried personnel. Management continues to closely monitor the mortgage company activity and make changes and adjustments where deemed appropriate. It is imperative that loan production remain at a level sufficient to maintain operating expenses. Expenses are continually monitored and reduced where possible. Loan production is pivitol to the effects expense reductions can have on Company profitability. Company resources are very limited.

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



                                 UNITED FIDELITY, INC.






   May 14, 1997                        /s/  Robert E. Cook
                                       Robert E. Cook
                                       President