Form 10QSB
period 1997-06-30
UNITED FIDELITY INC
filed 1997-08-14
CIK 900308

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     or

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


                (Former name, former address and former fiscal year,
                              if changed since last report.)
Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days.
Yes  X     No

The number of shares of Common Stock, no par value per share, outstanding
as of August 12, 1997:   220,211.

                                  This document consists of 14 pages.

                           UNITED FIDELITY, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                             TABLE OF CONTENTS



                                                             Page
                                                           Number

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

     Consolidated Balance Sheets at June 30, 1997
     and December 31, 1996                                    3

     Consolidated Statements of Operations for the three
     months and six months ended June 30, 1997 and 1996       4

     Consolidated Statements of Cash Flows for the
     six months ended June 30, 1997 and 1996                  5

     Notes to Consolidated Financial Statements               6


Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  13

Item 2.   Changes in Securities                              13

Item 3.   Defaults Upon Senior Securities                    13

Item 4.   Submission of Matters to a Vote of
     Security Holders                                        13

Item 5.   Other Information                                  13

Item 6.   Exhibits and Reports on Form 8-K                   13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

United Fidelity, Inc. and Subsidiary

Consolidated Balance Sheets

                                               June 30       December 31
                                                 1997             1996

Assets
   Cash and cash equivalents             $     107,472         $   134,367
   Equity securities at market                       -               1,125
     (cost $1,125)
   Mortgage origination fees receivable         15,952              24,316
   Receivables for mortgage loans            1,263,182           1,657,724
   Loans held for sale                       1,674,845           1,155,902
   Notes receivable                            300,000            300,000
   Other receivables                            28,906             169,724
   Furniture, fixtures and equipment,
     net accumulated depreciation of
     $ 443,013 and $ 427,037, respectively      48,831              64,807
     Total assets                        $   3,439,188         $ 3,507,965

Liabilities
   Accounts payable                      $      73,370         $    53,962
   Line of credit                            2,860,905           2,676,808
   Notes payable                                 5,663               6,777
   Other liabilities                           172,805             132,354
      Total liabilities                      3,112,743           2,869,901
   Minority interest                           531,094             621,707

Shareholders' Equity
  Class A 9% noncumulative, convertible
    and callable preferred stock, $ 15
    par value, 700,000 shares authorized,
    220,211 issued  and outstanding in 1997
    and 1996                                 3,303,165           3,303,165
  Common stock, no par value, $.20 stated
    value, 10,000,000 shares authorized,
    220,211 issued and outstanding in
    1997 and 1996                               44,042              44,042
  Additional paid-in capital                 2,452,970           2,452,970
  Accumulated deficit                       (6,004,826)         (5,783,820)
    Total shareholders' equity                (204,649)             16,357
    Total liabilities and shareholders'
      equity                             $   3,439,188         $ 3,507,965

See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Consolidated Statements of Operations






                                Quarter Ended         Six Months Ended
                           June 30       June 30   June 30     June 30
                            1997           1996      1997        1996

Revenue :
    Mortgage origination
       income           $  304,156     $  338,409  $  541,911  $ 793,857
    Loan fees               31,566         54,298      61,474    122,575
    Interest earned         57,607         58,726      87,808    130,671
    Interest charges       (73,837)       (78,142)   (118,436)  (177,612)
    Other income             7,681          8,078      14,684     16,128
                           327,173        381,369     587,441    885,619

Expenses:
    Mortgage loan
     commissions and fees  247,514        155,828     394,227    297,019
    Employee compensation
     and benefits           85,665        135,160     193,263    283,484
    Loan costs              29,826         60,005      78,490    130,342
    Depreciation and
      amortization           8,411         12,778      15,976     25,532
    Other general and
      administrative       130,073        130,795     192,706    240,093
                           501,489        494,566     874,662    976,470

Income (loss) before income
   tax provision          (174,316)      (113,197)   (287,221)   (90,851)

Income tax provision             -              -           -          -
Minority interest in
  (income) loss             41,988         24,083      66,215      8,794

Net loss                $ (132,328)    $  (89,114) $ (221,006) $ (82,057)

Weighted average common
  shares outstanding       220,211        220,211     220,211    220,211

Net loss per common
  share                 $    (0.60)    $    (0.40) $    (1.00) $   (0.37)

See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary

Consolidated Statements of Cash Flows



                                                     Six Months Ended
                                                  June 30        June 30
                                                   1997            1996

Cash Flows From Operating Activities
  Net loss                                   $   (221,006)     $  (82,057)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                15,976          25,532
      Minority interest in gain (loss)            (90,613)        (33,327)
      Loss on disposal of securities                1,125               -
      Loss on sale of equipment                         -              62
      Changes in assets and liabilities:
         (Increase) decrease in
           origination fees receivable              8,364          47,718
         (Increase) decrease in receivable
           for mortgage loans sold                394,542       2,856,268
         (Increase) decrease in loans held
           for sale                              (518,943)     (1,474,572)
         (Increase) decrease in other
           receivables                            140,818         (57,407)
         Increase (decrease) in accounts
           payable                                 19,408          23,997
         Increase (decrease) in line of credit    184,097      (1,417,585)
         Increase (decrease) in other
           liabilities                             40,451         (22,477)

Net cash used in operating activities             (25,781)       (133,848)

Cash Flows From Investing Activities
  Proceeds from sale of furniture
    and equipment                                       -             200

Net cash provided by investing activities               -             200

Cash Flows From Financing Activities
  Payments on note payable                         (1,114)        (1,392)

Net cash provided by (used in) financing
   activities                                      (1,114)        (1,392)

Net decrease in cash                              (26,895)      (135,040)

Cash and cash equivalents at beginning
  of period                                       134,367        289,677
Cash and cash equivalents at end
  of period                                  $    107,472      $ 154,637



Supplemental disclosure of cash flow information:
      Taxes paid during the period           $         -       $       -
      Interest paid during the period        $   118,436       $ 153,731

See accompanying notes to consolidated financial statements.

United Fidelity, Inc. and Subsidiary


Notes to Consolidated Financial Statements



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by United Fidelity, Inc. ("Fidelity" or the "Company") and include the accounts of its 71% owned subsidiary, First Fidelity Mortgage Company ("FFMC"). These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six month periods ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Item
310(b)  of Regulation S-B.   Certain  information and  footnote disclosures
normally included in audited financial statements have been omitted pursuant
to such rules and regulations.    These interim consolidated financial
statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1996 and 1995. The results of operations for the six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results for the full year.


NOTE 2.  RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.


NOTE 3.  SHAREHOLDERS' EQUITY

     During the first six months of 1997, Shareholders' Equity decreased as a result of the Company's net loss of $(221,006).


NOTE 4.  NET LOSS PER SHARE

     Net loss per share was calculated by dividing net loss by the weighted
average number of shares outstanding for the period.   The convertible
preferred stock was not considered as a common stock equivalent in the calculation as its effect would be antidilutive.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

     At June 30, 1997, and December 31, 1996, the Company had $1,263,182 and $1,657,724, respectively, in outstanding accounts receivable from various mortgage investors. This amount represents loans which the Company closed, funded and sold, but for which the Company has not yet received

United Fidelity, Inc. and Subsidiary
reimbursement from a permanent investor. In general, the time span between the date of funding by the Company and the receipt of funds from the investor does not exceed 30 days.

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


NOTE 6.  BORROWING ARRANGEMENTS

     FFMC has a Mortgage Loan Repurchase Agreement with a lender on an
individual loan  basis.   The lender requires one hundred percent
participation in the loans it funds. There are no covenant restrictions with this agreement. The fees for this agreement are $50 per loan with interest being prime plus one percent. FFMC began utilizing the agreement in June 1995. The interest incurred on these funds as of June 30, 1997 and and 1996 was $106,436 and $159,684 and the related fees totaled $12,000 and $17,250, respectively.


NOTE 7.  INCOME TAXES

     The Company files separate federal income tax returns for itself and
its 71% owned  subsidiary.   No provisions for income taxes have been
reflected in the statements of operations due to a net operating loss carryforward and current period losses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Set forth below is management's discussion and analysis of the significant items in the balance sheets, statements of operations and statements of cash flows for the six months ended June 30, 1997 and 1996. The primary purpose of management's discussion and analysis is to enhance the reader's understanding of the Company's operations as reflected in its financial statements. This information should be read in conjunction with the consolidated financial statements and notes thereto on pages 3 through 7.


FINANCIAL CONDITION

     The size of the Company's balance sheet is influenced by how much has been borrowed from warehouse lenders to fund loans.

     The Company utilizes its lines of credit to borrow money to fund loan closings then repays these monies as funds are recieved from final investors. The timing of the loan closings and the receipt of funds from the final investors materially impacts the balance sheet.

     The financial condition of the Company has continued to deteriorate. Loan productivity has not been at a level sufficient to cover operating costs, resulting in a significant reduction in the cash position of the
Company.   The Company has implemented several cost reduction strategies, however, revenues derived from mortgage origination income has not consistently remained at a level sufficient to cover operating expenses.

     In an attempt to stop the cash drain and bring the Company to a profitable state, in early June, the Company discontinued solicitation of new loans at its two branch offices and began a close out phase of these facilities. Only personnel necessary to process the remaining outstanding loans were retained. At July 31, the close out was essentially complete and all remaining personnel of the two offices were terminated.

     In conjunction with this close out, the Company turned its focus to a new branch office located in Hillside, Illinois, a suburb of Chicago. This office was established to function with significantly less overhead than
the previous operations.   The office is staffed with three individuals,
including a loan officer and a part time office assistant. The office offers both residential and commercial loans with A, B, C or D quality
grades.   The previous loan offices issued only A grade residential
mortgages.   The greater variety of loan offerings allows the Company to compete on a broader level and in markets where competition is not as
intense.   The Company's desire is to focus more on the commercial lending than on residential. In addition to less competition in the commercial and lower grade residential loan markets, profit margins are greater.

Six Months Ended June 30, 1997, Compared to Year Ended December 31, 1996


(a)  Assets

     Cash and cash equivalents decreased as the Company utilized cash to reduce payables existing at the end of the fourth quarter and cover operating activities during the first six months of 1997. Receivables for both mortgage loans sold and mortgage origination fees decreased, while the
balance of loans held for sale increased.   These balances are dependent
upon the number and timing of loan closings. The Company was holding more loans at the end of the second quarter of 1997 than the fourth quarter of 1996.

     At June 30, 1997, the Company held a $300,000 note receivable. The note originated as partial payment of proceeds to FFMC for preferred and common stock issued by FFMC in the May 1995 restructure. Interest is received quarterly.


(b)  Liabilities

     The line of credit liability increased as the Company had more loans funded from its lender pending receipts from final investors.



(c)  Shareholders' Equity

     During the first six months of 1997, Shareholders' Equity decreased from an operating loss of $(221,006).


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

     Effects of the close out of the previous offices and establishment of the Hillside office had little impact in operating results through June 30. These effects should become more evident with the third quarter results.


Quarter Ended June 30, 1997, Compared to Quarter Ended June 30, 1996

     A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


            ACTIVITY FOR                  JUNE 30,           JUNE 30,
         THREE MONTHS ENDED                 1997               1996

    Loans sold                         $18,298,965         $21,422,444
    Number of loans sold                   142                  177
    Mortgage origination income        $   304,156          $  338,409
    Loan offices                             2                    2
    Loan originators                         7                   12
    Other personnel                          8                   13

     The Company reported a net loss of ($132,328) for the quarter ended June 30, 1997 compared to a net loss of ($89,114) for the same period one year ago.


     The Company sold 31 fewer loans with an approximate total dollar
volume of $3,100,000 less than the previous year.   The decrease in loan
volume is reflected in the decrease in gross revenue of $34,253 or 10%.


     Interest charges exceeded interest earned during the second quarter of 1997. This is the result of the interest rate on the line of credit exceeding interest earned on mortgage loans originated. Both interest amounts are less than second quarter 1996 as a result of the decrease in closed loan volumes from the prior year.


     Total expenses increased $6,900 from the prior year. During the second quarter of 1997, the Company has established allowances for uncollectible loan officer advances of $84,000. As these loan officers left the employ of the Company and no future production remained, collectability of these advance balances became more difficult and less likely. As of June 30, 1997, all loan officer advances have a corresponding allowance. These allowances were established through a charge to the income statement line item "mortgage loan commissions and fees".

      Other general and administrative expenses were comparable to the same
period of the prior year.   The Company maintained two offices during this
period with operating costs remaining consistent.



Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996


     A comparison of selected mortgage company statistics for the periods discussed by management is provided by the following table:


          ACTIVITY FOR                   JUNE 30,           JUNE 30,
        SIX MONTHS ENDED                  1997                1996

  Loans sold                         $31,496,945         $47,839,389
  Number of loans sold                   245                  414
  Mortgage origination income        $   541,911          $  793,857
  Loan offices                             2                    2
  Loan originators                         7                   12
  Other personnel                          8                   13


     The Company reported a net loss of ($221,006) at June 30, 1997 compared to a net loss of ($82,057) for the same period one year ago.


     The Company sold approximately 169 fewer loans with the total dollar volume 34% less than the previous year. The decrease in loan volume is reflected in a decrease in gross revenue of $251,946 or 32%.

     Interest charges exceeded interest earned during the first six months of 1997. This is the result of the interest rate on the line of credit exceeding interest earned on mortgage loans originated. Both interest amounts are less than first six months of 1996 as a result of the substantial decrease in closed loan volumes from the prior year.


     Total expenses decreased $101,808 (10%) from the prior year,reflecting the steps taken to reduce costs. The decrease occurred despite an increase
in mortgage loan commissions and fees.   The increase is a result of
establishing more than $116,000  in allowances for uncollectible loan
officer advances.   As these loan officers left the employ of the Company,
collectibility of these advance balances became more difficult and less likely. The reduction in total costs can be directly attributed to employee compensation and general and administrative expenses. These costs decreased 26% from the comparable period of the prior year. The decrease reflects the decrease in fewer support personnel, offices and related overhead expenses, for the six month period, as the Company continues efforts to reduce and control costs.



LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996



(a)  Operating Activities


     Consolidated operating activities produced negative cash flows of more
than $25,000  during the first  six months  of 1997.   The use of cash was
caused by use of cash for operations. Also, receivables for loans held for sale increased almost $519,000 from year end, resulting in a further strain in the cash position of the Company.

     Consolidated operating activities produced negative cash flows of more than $133,000 during the first six months of 1996. The use of cash was caused by the reduction in the balance of the Company's line of credit while the loans held for sale increased $1,417,000. Loans held for sale are affected by the volume of loans closed, the timing of these closings and the processing time necessary to send the loans to the final investor.



(b)  Financing Activities


     There have been no significant financing activities during the first six months of 1997 or 1996.

(c)  Future Outlook


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


     The Company is attempting a new direction with the close out of its previous loan offices and the establishment of the Hillside office. The new office will function with significantly lower overhead costs, offer a wider variety of mortgage products and focus on lending activity in markets with less competition and greater profit margins. The success of this change is imperitive to the success of the Company. Resources are very limited.

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

                           UNITED FIDELITY, INC.









August 12, 1997                       ROBERT E. COOK

                                      Robert E. Cook

                                      President